Form 10-Q
period 1996-09-30
MCII HOLDINGS USA INC
filed 1996-11-15
CIK 1019534

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

----     For the quarterly period ended SEPTEMBER 30, 1996

                                      OR

----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

         ________________ TO ______________

Commission File No. 333-08871

                           MCII HOLDINGS (USA), INC.
            (Exact name of registrant as specified in its charter)

Delaware                                                 86-0830781
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                                  DIAL TOWER
                            1850 N. CENTRAL AVENUE
                               PHOENIX, AZ 85004
                   (Address of principal executive offices)
      Registrant's telephone number, including area code: (602) 207-5000

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes --- No -X-*

Number of shares of common stock outstanding: 1,000 shares as of November
11, 1996

*Registrant became registered and subject to the reporting requirements of the Securities Exchange Act on October 31, 1996.




PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                              September 30,    December 30,
(000 omitted, except numbers of shares)           1996             1995
---------------------------------------------------------------------------
                                 ASSETS

Current assets:

    Cash and cash equivalents                $       5,255    $      30,607
    Receivables, less allowance of
      $1,875 and $1,903                             32,887           34,936
    Current portion of notes receivable              5,444            4,722
    Inventories                                    156,806          146,718
    Deferred income taxes                            9,232            8,570
    Other current assets                             4,655            4,073
                                               -----------       ----------
         Total current assets                      214,279          229,626
Property, plant and equipment                       55,893           54,959
Assets held for lease                               46,386           20,062
Notes receivable                                    31,050           30,909
Investment in and advances to dis-
  continued operations                                 814           11,311
Deferred income taxes                               11,895           14,350
Intangibles                                        238,543          242,923
Other assets                                         8,087            9,902
                                               -----------      -----------
                                             $     606,947    $     614,042
                                                ==========       ==========
   LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Bank overdrafts                          $       2,678    $         504
    Accounts payable                                31,841           24,722
    Accrued compensation and other
      benefits                                       9,512           13,101
    Accrued warranties                               5,494            5,381
    Accrued income taxes                             5,089           11,924
    Insurance reserves                               5,480            5,337
    Due to Grupo DINA                                1,174              367
    Other current liabilities                       15,903           11,605
                                               -----------      -----------
         Total current liabilities                  77,171           72,941
Long-term debt                                     193,594          217,668
Pensions and other benefits                         10,142            8,866
Other deferred items and insurance
  reserves                                          14,625           13,146
Deferred income taxes                                6,279            6,613
Stockholder's equity:
    Common Stock, $.01 par value, 1,000
     shares authorized and issued
    Additional capital                             317,465          317,465
    Deficit                                         (8,745)         (18,856)
    Cumulative translation adjustments              (3,584)          (3,801)
                                               ------------      ----------
         Total Stockholder's equity                305,136          294,808
                                                ----------       ----------
                                             $     606,947    $     614,042
                                                ==========       ==========

                See notes to consolidated financial statements.



                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                       STATEMENT OF CONSOLIDATED INCOME
                                  (unaudited)

                                                      Three Months Ended
                                                -----------------------------
                                                September 30,   September 30,
(000 omitted)                                        1996            1995
----------------------------------------------------------------------------

Revenues:
    Sales                                      $     124,653   $      94,868
    Finance income                                     2,399           1,713
                                                 -----------      ----------
                                                     127,052          96,581
                                                  ----------      ----------
Operating costs and expenses:
    Cost of sales (exclusive of items
      shown separately below)                         97,824          75,276
    Depreciation and amortization                      4,729           3,754
    Interest expense, finance operations               1,071             717
    Research and development expenses                  1,806           1,053
    Selling, general and administrative
      expenses                                        14,038          14,336
                                                 -----------     -----------
                                                     119,468          95,136
                                                  ----------     -----------

Operating income                                       7,584           1,445
                                                 -----------     -----------

Other (income) and expense:
    Interest expense                                   2,948           3,292
    Other (income)                                      (476)           (55)
                                                -------------    -----------
                                                       2,472           3,237
                                                 -----------     -----------
Income (loss) before income taxes                      5,112          (1,792)

Income taxes                                           2,491            (21)
                                                  ----------     -----------

Net income (loss)                              $       2,621   $     (1,771)
                                                 ===========     ===========



                See notes to consolidated financial statements




                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                       STATEMENT OF CONSOLIDATED INCOME
                                  (unaudited)

                                                     Nine Months Ended
                                                September 30,   September 30,
(000 omitted)                                       1996             1995
----------------------------------------------------------------------------

Revenues:
    Sales                                      $     440,768   $     362,216
    Finance income                                     6,128           4,407
                                                  ----------      ----------
                                                     446,896         366,623
                                                  ----------      ----------
Operating costs and expenses:
    Cost of sales (exclusive of items
      shown separately below)                        346,910         279,105
    Depreciation and amortization                     13,281          10,799
    Interest expense, finance operations               2,686           1,784
    Research and development expenses                  5,230           2,506
    Selling, general and administrative
      expenses                                        42,442          42,612
                                                 -----------      ----------
                                                     410,549         336,806
                                                  ----------      ----------

Operating income                                      36,347          29,817
                                                 -----------      ----------

Other (income) and expense:
    Interest expense                                   9,696           9,678
    Other (income)                                      (987)           (373)
                                                 -----------      ----------
                                                       8,709           9,305
                                                 -----------      ----------
Income before income taxes                            27,638          20,512

Income taxes                                          12,527           9,917
                                                  ----------      ----------

Income from continuing operations                     15,111          10,595

    Loss from discontinued operations                 (5,000)

Net income                                     $      10,111   $      10,595
                                                 ===========      ==========




                See notes to consolidated financial statements.




                                       MCII HOLDINGS (USA), INC.
                  (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                        STATEMENT OF CONSOLIDATED CHANGES IN STOCKHOLDER'S EQUITY
                                            (unaudited)
                                                                     Unrealized
                                                                       Gain on    Cumulative
                                   Common     Additional              Marketable  Translation
(000 omitted)                      Stock       Capital      Deficit   Securities  Adjustments      Total
-----------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1995          $          $ 317,465   $  (37,114)  $            $(7,539)     $ 272,812
Net income                                                   10,595                                10,595
Unrealized gain on marketable
  securities                                                             6,671                      6,671
Unrealized translation gain                                                          6,521          6,521
                                   ------     --------    ----------   --------    -------       --------
BALANCE, SEPTEMBER 30, 1995       $     0    $ 317,465   $  (26,519)  $  6,671     $(1,018)     $ 296,599
                                   ======     ========    ==========   ========    ========      ========

BALANCE, JANUARY 1, 1996          $          $ 317,465   $  (18,856)  $           $ (3,801)     $ 294,808
Net income                                                   10,111                                10,111
Unrealized translation gain                                                            217            217
                                   -----      --------    ----------   --------    --------      ---------
BALANCE, SEPTEMBER 30, 1996       $    0     $ 317,465   $   (8,745)  $      0    $ (3,584)     $ 305,136
                                   =====      ========    ==========   ========    ========       ========



                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (unaudited)

                                                      Nine Months Ended
                                                      -----------------
                                                 September 30,  September 30,
(000 omitted)                                         1996          1995
-----------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:

Net income                                         $  10,111    $  10,595
Adjustments to reconcile net income to
  net cash provided (used) by operations:
    Discontinued operations loss provision             5,000
    Depreciation and amortization                     13,281       10,799
    Deferred income taxes                              1,262          638
    Gain on sale of property and notes
      receivable                                      (1,257)      (1,483)
    Other noncash items, net                             748        7,005
    Change in operating assets and
      liabilities:
         Receivables                                   1,159       (8,374)
         Inventories                                 (10,944)     (24,071)
         Due to Grupo DINA                               807        4,373
         Accounts payable                              7,430       (2,033)
         Accrued income taxes                         (6,835)       2,524
         Other current liabilities                     1,131         (910)
         Other assets and liabilities, net             1,243       (5,327)
                                                    --------     --------
Net cash provided (used) operating activities         23,136       (6,264)
                                                    --------     --------

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES:
    Capital expenditures                              (7,238)      (9,513)
    Investment in assets held for lease              (27,863)     (24,626)
    Investments in, or purchases of, businesses
      or marketable securities                                    (14,570)
    Proceeds from sale of property and notes
      receivable                                      17,447        6,907
    Proceeds from sale of business                     1,289
    Investment in notes receivable                   (24,379)     (20,659)
    Collections of notes receivable                    5,854       16,895
    Proceeds from discontinued operations, net         5,497       21,721
                                                    --------     --------
Net cash (used) by investing activities             (29,393)      (23,845)
                                                    --------     --------

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES:
    Net change in bank overdrafts                      2,174      (3,134)
    Payments of long-term borrowings                     (74)
    Termination of interest rate swap position         2,805       4,950
    Net change in bank credit facilities             (24,000)     24,000
                                                    ---------    -------
Net cash provided (used) by financing activities     (19,095)     25,816
                                                    --------     -------

Net decrease in cash and cash equivalents            (25,352)     (4,293)
Cash and cash equivalents, beginning period           30,607       6,941
                                                    --------     --------
Cash and cash equivalents, end of period           $   5,255    $  2,648
                                                    ========     ========

                See Notes to consolidated financial statements



                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(A)   BASIS OF PREPARATION

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the annual financial statements of MCII Holdings (USA), Inc. (the "Company") except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the nine months ended September 30, 1996 and 1995, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

(B)   INVENTORIES

Inventories consisted of the following:

                                           September 30,        December 31,
                                               1996                 1995
                                           -------------        ------------
                                                    (000's omitted)

  Raw material                              $   18,390          $    26,219
  Work in process                               33,779               36,371
  Finished goods                               117,011               98,979
                                             ---------           ----------
                                               169,180              161,569
  Excess quantity and obsolescence reserve     (12,374)             (14,851)
                                            -----------          -----------
                                             $ 156,806            $ 146,718
                                             ==========           =========


(C)   SUPPLEMENTARY INFORMATION: REVENUES AND
      OPERATING INCOME OF PRINCIPAL BUSINESS SEGMENTS

                                                            Three Months                 Nine Months
                                                         Ended September 30,           Ended September 30,
                                                   -------------------------         ----------------------
                                                     1996             1995           1996           1995
                                                                        (000's omitted)

Revenues:
       Coach manufacturing and support            $   86,323       $   61,224       $ 326,723      $ 261,936
       Replacement parts                              40,729           35,357         120,173        104,687
                                                  ----------       ----------      ----------     ----------
                                                   $ 127,052       $   96,581       $ 446,896      $ 366,623
                                                   =========       ==========       =========      =========

Operating income (loss):
       Coach manufacturing and support           $     3,252       $   (2,401)     $   23,180     $   18,917
       Replacement parts                               4,332            3,846          13,167         10,900
                                                 -----------      -----------      ----------     ----------
                                                 $     7,584      $     1,445      $   36,347     $   29,817
                                                 ===========      ===========      ==========     ==========

(D)   RELATED PARTY TRANSACTIONS

Transactions between the Company and Consorcio G Grupo Dina, S.A. de C.V. and subsidiaries ("Dina") were as follows:

                                                              Three Months                 Nine Months
                                                           Ended September 30,           Ended September 30,
                                                       ------------------------        ----------------------
                                                       1996             1995           1996           1995
                                                                                (000's omitted)

Purchases from Dina:
       Coaches for resale                         $   16,434         $  14,387      $  43,259    $   20,222
       Production materials and tooling                1,147                96          2,220             2
                                                 -----------      ------------    -----------    ----------
                                                  $   17,581        $   14,483      $  45,479    $   20,224
                                                  ==========        ==========      =========    ==========

Coaches purchased from Dina for resale                    74                69            202             95

Sales to Dina:
       Production materials
         and after-market parts                 $        192       $       292    $       974    $      442
                                                ============       ===========    ===========    ==========



(E)   GUARANTEE OF PARENT COMPANY DEBT AND PLEDGE OF ASSETS

On June 3, 1996, the Company became contingently liable for payments of principal and interest on Senior Secured Discount Notes of Dina due 2002 with an aggregate principal amount of $206,499,680 ("Discount Notes"). It is intended that all payments with respect to the Discount Notes be paid by Dina, and that payments be made by the Company only in the event of a failure to pay by Dina.

The Company's obligation under the Discount Notes is secured by a pledge of the common stock of its wholly owned subsidiary, Motor Coach Industries International, Inc. The indenture governing the Discount Notes provides for certain restrictive covenants with which the Company is currently in compliance.

The Discount Notes bear interest at an annual rate of 12% through maturity, on a zero coupon basis through November 15, 1998 and, thereafter, payable in cash. If, however, the Discount Notes do not achieve minimum debt ratings by November 15, 1999, the interest rate increases to 15% from such date through maturity. As of September 30, 1996, the fair value of the Discount Notes was approximated by their carrying value of $157.8 million.

(F)   DISCONTINUED OPERATIONS

Charges of $8,130,000 ($5,000,000 after tax) were recorded in the second quarter to reflect the write off of accounts receivable, increased warranty costs and other charges related to the Company's discontinued transit manufacturing segment.

(G)   SUBSEQUENT EVENTS

In October 1996, the Company refinanced its bank credit facility. The new credit facility provides up to $125,000,000 for borrowing purposes, of which up to $35,000,000 is available for issuance of standby letters of credit, and contains other terms which are substantially similar to the refinanced facility. Borrowings are available under the new facility on a revolving basis through September 30, 1999. As a result of this refinancing, it is anticipated that the Company's fourth quarter results will reflect an $850,000 after-tax extraordinary expense for the write off of debt issuance costs.

In October 1996, the Company purchased certain assets of The Flxible Corporation ("Flxible") that were being sold through bankruptcy proceedings. Flxible is a manufacturer of transit buses and distributor of related replacement parts. The assets were purchased for $12.2 million and will be utilized for the purpose of becoming the OEM parts distributor for the installed fleet of Flxible transit buses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER 1996 TO THIRD QUARTER 1995

         General. Revenues for the quarter ended September 30, 1996 were $127.1 million, an increase of 31.6% from $96.6 million in 1995. The increase was due to increases in both the coach manufacturing and support segment and the replacement parts segment. The overall gross margin, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales increased to 21.5% compared to 20.7% for the third quarter of 1995.

         Operating income was $7.6 million in the third quarter of 1996 compared to $1.4 million in 1995. The increase was primarily attributable to increased revenues and the higher gross margin percentage, partially offset by increased research and development expenses and depreciation and amortization expenses.

         Net income was $2.6 million, compared to a loss of $1.8 million for the third quarter of 1995.

         Coach Manufacturing and Support. Coach manufacturing and support sales (excluding finance income) for the third quarter of 1996 increased 41.0% to $83.9 million, reflecting sales of 249 new units (175 MCIs and 74 Viaggios), compared to $59.5 million for the same period of 1995 which was driven by sales of 197 new units (151 MCIs and 46 Viaggios). In addition to the units sold, 9 units in 1996 and 41 units in 1995 were delivered to customers under operating leases with the Company and, as such, were not reflected in sales. Taking into account these units, new coach deliveries increased 8.4% from 238 in 1995 to 258 units in 1996.

         In the third quarter of 1996, the gross margin percentage increased to 21.2% compared to 19.3% in the third quarter of 1995 reflecting changes in the product mix. Product mix changes included an increase in 1996 unit sales of higher-margin 45 foot coaches partially offset by an increase in lower-margin Viaggio unit sales.

         Order backlog as of September 30, 1996 was 563 units, which included
86 units for Greyhound Lines Inc. ("GLI") compared to 450 units at September 30, 1995, which included 160 units for GLI. The order backlog for customers other than GLI of 477 units represented an increase of 64.5% compared to the 290 unit non-GLI backlog a year ago.

         Replacement Parts. Replacement parts revenues were $40.7 million in the third quarter of 1996 compared to $35.4 million in 1995. The 15.0% increase was primarily attributable to sales in the new diesel engine and school bus product lines, increased sales of remanufactured parts and sales promotion programs.

         Gross margin percentage decreased to 22.1% in 1996 from 22.9% in 1995. The lower gross margins were primarily due to product mix, including remanufactured parts which have a lower margin, and discounts granted through the sales promotion programs.

         Depreciation and Amortization. Depreciation and amortization expenses increased to $4.7 million in the third quarter of 1996 compared to $3.8 million recorded in 1995. The increase was attributable to an increase in coaches held for lease and property, plant and equipment additions.

         Research and Development. Research and development expenses increased to $1.8 million, a $753, 000 increase over the $1.1 million recorded in 1995. The increased expenditures related to the new tour and charter coach model to be introduced in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively constant at $14.0 million in the third quarter of 1996 compared to $14.3 million in 1995. However, SG&A expenses decreased as a percentage of sales to 11.2% from 15.1% in 1995.

         Interest Expense. In the third quarter of 1996, interest expense decreased slightly to $2.9 million from $3.3 million in 1995. The decrease reflects a lower average debt balance during the quarter.

         Income Taxes. The Company's effective income tax rates in the third quarter of 1996 and 1995, excluding non-deductible goodwill amortization, were 39.9% and 4.4% respectively. The third quarter rate of 4.4% reflects the small taxable loss incurred and the impact that minor non-deductible meals and entertainment expenses had on such rate.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS
ENDED SEPTEMBER 30, 1995

         General. Revenues for the nine month period ended September 30, 1996 were $446.9 million, an increase of 21.9% from $366.6 million for 1995. The increase was due to increased revenues in both the coach manufacturing and support segment and the replacement parts segment. The overall gross margin, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales was 21.3% compared to 22.9%.

         Operating income was $36.3 million in the first nine months of 1996 compared to $29.8 million in 1995. The increase was primarily attributable to increased revenues partially offset by the lower gross margin percentage, increased research and development expenses and depreciation and amortization expenses.

         Income from continuing operations was $15.1 million, compared to $10.6 million for the first nine months of 1995. Net income for the first nine months of 1996 was $10.1 million and included an after-tax loss of $5.0 million from discontinued operations which resulted from an adjustment to the estimated loss on the disposal of the transit manufacturing segment.

         Coach Manufacturing and Support. Coach manufacturing and support sales (excluding finance income) for the first nine months of 1996 increased 24.5% to $320.6 million, reflecting sales of 957 new units (784 MCIs and 173 Viaggios), compared to $257.5 million for the same period of 1995 which was driven by sales of 777 new units (708 MCIs and 69 Viaggios). In addition to the units sold, 85 units in 1996 and 102 units in 1995 were delivered to customers who entered into operating leases with the Company and, as such, were not reflected in sales. Taking into account these units, new coach deliveries increased 18.5% from 879 units to 1,042 units. The increase in unit deliveries reflects both continuing customer acceptance of the Viaggio which was introduced to the US market in March 1995 and increased deliveries to GLI, which took delivery of 161 units during the first nine months of 1996 compared to 102 units during the comparable period for 1995.

         In the first nine months of 1996, the gross margin percentage decreased to 21.1% compared to 22.9% for the first nine months of 1995. The margin decline is primarily due to an increase in Viaggios sold, which sales produced an 8.4% margin in 1996 for the Company, lower-margins realized on the resale of used units and sales of 75 more lower-margin MC-12 units in 1996 compared to 1995.

         Replacement Parts. Replacement parts revenues were $120.2 million in the first nine months of 1996 compared to $104.7 million in 1995. The 14.8% increase was primarily attributable to sales in the new diesel engine and school bus product lines, increased sales of remanufactured parts and sales promotion programs ran in 1996.

         Gross margin percentage decreased to 21.9% in 1996 from 23.2% in 1995. The lower gross margins were primarily due to product mix, including remanufactured parts which have a lower margin, and promotional pricing.

         Depreciation and Amortization. Depreciation and amortization expenses increased $2.5 million to $13.3 million in the first nine months of 1996 compared to 1995. The increase was attributable to an increase in coaches held for lease and property, plant and equipment additions.

         Research and Development. Research and development expenses increased to $5.2 million, a $2.7 million increase over the $2.5 million recorded in 1995 reflecting increased expenditures for the new tour and charter coach model to be introduced in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively constant at $42.4 million in the first nine months of 1996 compared to $42.6 million in 1995. As a percentage of sales, SG&A expenses decreased to 9.6% from 11.8% in 1995.

         Interest Expense. Interest expense was unchanged at $9.7 million in the first nine months of both 1996 and 1995.

         Income Taxes. The Company's effective income tax rates in the first nine months of 1996 and 1995, excluding non-deductible goodwill amortization, were 40.5% and 41.8% respectively. The decrease in rates reflects a decrease in state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically relied primarily on internally generated funds and funds available through credit facilities. Working capital requirements can vary greatly from period to period, depending on the volume of production, the timing of coach deliveries and, to a lesser extent, replacement parts, the payment terms offered to customers and the level of the Company's financing activities. However, the Company believes that cash flows from operations and the availability of additional borrowings under credit facilities will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future.

         Cash flows provided by operating activities were $23.1 million for the nine months ending September 30, 1996. Operating cash flows were significantly impacted by the cash used by operating assets and liabilities of $6.0 million primarily as a result of changes in inventory, accounts payable and accrued income taxes. Inventory increased $10.9 million as a result of an increase in Viaggio models held at quarter end and product line expansion in the parts segment's diesel engine and school bus product lines. Accounts payable increased primarily due to the increase in inventories. The decrease in accrued income taxes reflects payments made in 1996 for fourth quarter 1995 taxes relating to foreign dividend withholding and gain on sale of securities.

         Cash flows used in investing activities of $29.4 million reflects capital expenditures of $7.2 million and funds invested in assets held for lease of $27.9 million. Investments in assets held for lease reflects a net increase of 126 leased coaches (including 84 coaches to GLI) since year end.

         Cash flows used by financing activities were $19.1 million for the nine months ended September 30, 1996 which included $24.0 million in net payments against the bank credit facility.

         In October 1996, the Company funded a $20.0 million dividend to Dina through the bank credit facility and the Company anticipates paying an additional $10.0 million in dividends to Dina before year end. Also, it is expected that the October 1996 purchase of assets of The Flxible Corporation for $12.2 million will be funded before year end through cash generated internally or obtained through the Company's credit facility.

FORWARD-LOOKING STATEMENTS

         Any statements contained in this Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties. The Company wishes to caution the reader that forward-looking statements are only predictions; actual events or results may differ materially as a result of risks that currently exist or may arise in the future. These risks include, but are not limited to: the impact of competitive products and pricing pressures; the costs of raw materials; future product demand and market acceptance risks; the effect of economic conditions in the U.S. and abroad; product development and technological difficulties; shifts in industry distribution channels; governmental regulation; and other risks referenced in this and other Securities and Exchange Commission filings of the Company.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Number                     Description
         ------                     -----------

             27                     Financial Data Schedule.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MCII HOLDINGS (USA), INC.

Date: November 12, 1996            /s/ Jose Luis Olvera Caballero
                                   ------------------------------

                                   Jose Luis Olvera Caballero
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Duly Authorized
                                     Officer)