Form 10-K405
period 1996-12-31
MCII HOLDINGS USA INC
filed 1997-04-09
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                          Commission File No. 333-08871

                            MCII HOLDINGS (USA), INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               86-0830781
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    (incorporation or organization)


                 10 East Golf Road, Des Plaines, Illinois 60016
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (847) 299-9900


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant: None as of March 15, 1997.

    The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of March 15, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            REDUCED DISCLOSURE FORMAT

    The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 1. BUSINESS

GENERAL



    MCII Holdings (USA), Inc. ("MCII Holdings") is a Delaware corporation and a wholly-owned subsidiary of Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"). On January 31, 1997, Grupo Dina contributed to MCII Holdings 99.99% of the shares of Dina Autobuses, S.A. de C.V. ("Autobuses"). As this transaction occurred after year end and, as such, is not included in the MCII Holdings financial statements, a description of its business is not included herein.

    MCII Holdings designs, manufactures, assembles and markets intercity coaches and replacement parts for intercity coaches and transit buses. MCII Holdings is the leading manufacturer of intercity coaches in the United States, with a market share consistently in excess of 50%. Management believes that MCII Holdings is the largest distributor of replacement parts to the combined intercity coach and transit bus industries in the United States and Canada.

      Revenues and operating income from continuing operations for each of the segments for the last three years are as follows:

                                                          Year Ended
                                                          December 31
                                               --------------------------------
                                                 1996         1995         1994
                                               --------------------------------
                                                         (in millions)
Revenues:
Coach manufacturing and                        $502.1       $375.8       $332.8
Replacement parts                               159.2        140.5        134.6
                                               ------       ------       ------
                                               $661.3        516.3        467.4
                                               ======       ======       ======
Operating income:
Coach manufacturing and support                $ 40.1       $ 23.3       $ 26.8
Replacement parts                                14.6         15.0         19.2
Nonrecurring merger expenses                       --           --        (11.3)
                                               ------       ------       ------
                                               $ 54.7       $ 38.3       $ 34.7
                                               ======       ======       ======

COACH

      MCII Holdings designs, manufactures, assembles and markets intercity coaches principally in the United States and Canada. MCII Holdings, through its indirect subsidiary, Motor Coach Industries Limited, a Canadian corporation ("MCIL"), began manufacturing intercity coaches and providing replacement parts in Canada in 1932, and began manufacturing these products in the United States with the incorporation of Motor Coach Industries, Inc. ("MCI") in 1963. In 1995, MCII Holdings began marketing in the United States an intercity coach manufactured by Grupo Dina. This coach, the Viaggio, is used primarily for tour and charter service and intercity regularly scheduled passenger service. MCII Holdings' coaches are used primarily for intercity regularly scheduled passenger service, tour and charter service and suburban commuting. Management believes that MCII Holdings' coaches have a reputation for solid construction, durability, ease of maintenance and comfort.


      MARKET. MCII Holdings' management believes that there is currently an industry-wide fleet of over 30,000 intercity coaches in operation in the United States and Canada, having an average age of approximately nine years. Coaches are used primarily to transport passengers between cities at regularly scheduled intervals ("line-haul operations") or on special tour or charter trips. Certain state and municipal transportation agencies, such as New Jersey Transit, utilize intercity coaches to transport passengers who have a relatively long daily commute.

      The coach business in the United States and Canada is highly cyclical. During times of general economic weakness, many coach operators postpone fleet replacement programs and may even reduce the size of their fleets. As economic recovery occurs, they tend to accelerate fleet replacement and may increase fleet size.

      BACKLOG. MCII Holdings' coach backlog was 577 units at December 31, 1996 which included 27 units for Greyhound Lines, Inc. ("GLI"), compared to 619 units at December 31, 1995, which included 151 units for GLI. No material part of MCII Holdings' backlog at December 31, 1996 is attributable to government orders.

      PRODUCTS. MCII Holdings currently produces, under the trademark of MCI, three integral-frame models. Two of MCII Holdings' models are standard 40-foot long vehicles and the third is a 45-foot long vehicle. The Model 102D3 is a 40-foot long, 102-inch wide European-styled vehicle. The Model 102DL3 is a 45-foot long, 102-inch wide model with increased passenger and baggage capacity, with a standard configuration of 55 seats, giving it an increased passenger capacity of 17% over the 40-foot models which generally enables operators to reduce their operating cost per passenger mile. The MC-12 model is a lower-priced, line-haul coach, 40-feet long and 96 inches wide, produced principally for GLI. The two 40-foot coach models generally sell in a price range of $240,000 to $325,000 and the 45-foot coach sells in a range of $290,000 to $350,000. These prices depend on width, options, special features and volume purchased. Substantially all of MCII Holdings' coaches are built to order with over 2,000 options available. The standard warranty period is 24 months.

      MCII Holdings also markets the Viaggio, a body-on-chassis constructed model manufactured by Grupo Dina. The Viaggio, which name is a trademark of Marcopolo S.A. -- Carrocerias e Omnibus of Brazil used under license by Grupo Dina, sells in a range of $225,000 to $270,000. The standard warranty period for the U.S. market is 24 months.

      MCII Holdings is currently in the process of developing two new coach models to replace its current product offerings. The first model, which management expects to introduce in 1997, will consist of a 45-foot luxury tour and charter model. The second model will consist of a lower-priced, durable line-haul model, which management anticipates offering in 41-foot, 45 foot and 11 meter versions. The introduction of the 41-foot line-haul model is expected in late 1998. These development efforts will result in significant product development and capital expenditures being made over the next few years.

      MARKETING. In the United States and Canada MCII Holdings relies on its direct-sales force to market the MCI and Viaggio coaches, with 18 full-time new coach sales representatives who make regular visits to both current and potential customers and attend major industry trade shows. Management believes that the attentiveness and visibility of MCII Holdings' sales force among coach operators solidify MCII Holdings' reputation and enhance its sales position. MCII Holdings uses agents to market its coaches overseas. MCII Holdings does not use distributors in the United States or Canada.

      CUSTOMERS. The customer base in the intercity coach industry in the United States and Canada is highly diversified. The largest coach transportation company in the United States, GLI, currently has a fleet of over 2,000 coaches, or 7% of the 30,000 industry-wide fleet. The remaining 93% of the market is comprised of smaller to mid-size operators. The primary customers for intercity coaches are independent coach operators, national coach fleet operators, including GLI and Greyhound Lines of Canada, Ltd. ("GLOC"), government agencies that use coaches for public transit services, international customers and custom coach converters. While management estimates that in the past three years the average order size (excluding GLI orders) for any single operator has been approximately 2.7 units, order size has ranged from one coach up to approximately 100 coaches.

      INDEPENDENT OPERATORS. Management estimates that in the United States, independent regional operators (i.e., operators other than GLI and GLOC) of regular route or tour and charter operations account, on average, for approximately 75% of MCII Holdings' annual coach sales. Management believes that purchasing decisions by these buyers are based upon a number of factors, including service and parts availability, operating costs, resale value, financing terms, curbside appeal and interior amenities. In 1996, MCII Holdings sold coaches to 412 different independent operators of whom only 50 purchased five or more coaches.

      GLI AND GLOC. GLI is a nationwide regular route operator in the United States and GLOC is a regular route operator throughout most of Canada. GLI's fleet totaled over 2,000 coaches at December 31, 1996. GLOC currently operates approximately 390 coaches. For the years ended 1996, 1995 and 1994, GLI and GLOC accounted for 14%, 11%, and 17%, respectively, of consolidated revenue.

      Management believes that important purchase criteria for GLI and GLOC include life cycle costs, reliability, availability of replacement parts and support, passenger comfort, interior amenities and purchase price. MCII Holdings and GLI have an agreement, which extends through March 18, 1998, which provides that GLI will purchase from MCII Holdings at least 75% of its annual requirements for new coaches of the type produced (or planned, at the time ordered, to be produced) by MCII Holdings. MCII Holdings and GLOC have entered into a similar agreement which runs through 2002. Pursuant to those agreements, 228 coaches were delivered to GLI and seven to GLOC in 1996. No assurance can be given regarding GLI's and GLOC's future ability or need to purchase coaches from MCII Holdings.

      GOVERNMENT AGENCIES. Government-funded public transportation agencies utilize a variety of commuter, wheelchair-lift compatible and other specialty coaches. Management believes that the primary buying criterion for such customers is initial price for a given set of design specifications, with overall lifecycle costs as a secondary concern. The demand from such customers varies widely from year to year as government agencies periodically make large procurements, every three to six years on average, and in any given year, such customers may represent over 10% of MCII Holdings' sales of new coaches.

      MCII Holdings sold 700 coaches to the New Jersey Transit Authority ("NJTA") which were delivered in 1982 through 1984, and 415 coaches to NJTA which were delivered in 1987 and 1988. NJTA uses these coaches for public transport of passengers with relatively long daily commutes or in intercity service. Because over 90% of NJTA's fleet consists of MCII Holdings coaches, management believes it will have a competitive advantage when NJTA's next purchase is made. However, there can be no assurance that NJTA will order new coaches, when such order will occur or that MCII Holdings will be awarded the contract.

      Government contracts generally contain provisions permitting the purchaser to terminate the contract at will. Such contracts provide that the purchaser must reimburse the manufacturer for completed product and pay the manufacturer's cost of termination. It is MCII Holdings' experience that this type of provision is rarely exercised.

      COACH CONVERTERS. The coach conversion market involves the customizing of a coach interior for personal or corporate use. MCII Holdings sells coach shells to coach conversion companies and, until 1996, customized coaches for sale to the final user. In June 1996, MCII Holdings exited the business of customizing coaches for sale to the final user by selling the assets of Custom Coach Corporation ("Custom Coach"), MCII Holdings' former coach conversion subsidiary. Custom Coach served the high end of the coach conversion market, focusing on motor homes for commercial and personal applications, executive style coaches for business travel, specialized units for training and entertainer bunkhouse units. Over the past three years, MCII Holdings has averaged sales of 17 units, including sales to Custom Coach, to the conversion market.

      COMPETITION. MCII Holdings has two principal competitors in the United States and Canadian coach market: Prevost, a subsidiary of Volvo, which management believes to be the largest of its competitors, and Van Hool. MCII Holdings has maintained a strong market position in the new coach market in the face of lower prices by competitors, which management believes is primarily due to customer loyalty stemming from a quality product and strong aftermarket parts and service capability. An additional factor contributing to customer loyalty is the convenience and cost efficiencies which operators derive from managing and servicing a fleet of coaches manufactured and supported by a single supplier. These efficiencies may exist for both larger, multi-site operators as well as smaller, independent operators, which rely on MCII Holdings for a variety of support services.

      FINANCING. MCII Holdings primarily sells coaches for cash, occasionally offers terms (generally net 30 days) to its most creditworthy customers, and provides long-term financing as a necessary adjunct to its coach manufacturing business. Demand for new coach financing from MCII is primarily dependent upon the annual level of new coach sales as well as the availability of alternative sources of financing. MCII Holdings had $32.2 million of contract receivables at December 31, 1996.

      MCII Holdings provides new and used coach financing to its intercity coach customers principally through its financing subsidiary, MCI Acceptance Corp. ("MCIAC"). MCIAC provides financing primarily at a floating rate of interest for three to five years, in the case of used coaches, and seven to 10 years in the case of new coaches. MCII Holdings, through its leasing subsidiary BusLease, Inc., also provides coaches to customers under operating leases. The leases require security deposits and usually have a duration of three to seven years. At December 31, 1996, the book value of coaches being leased to customers under operating leases was $18.1 million.

      Periodically, MCIAC sells contract receivables to financial institutions and provides a limited guarantee to those institutions against losses related to such contracts with respect to debtor defaults.

USED COACHES

      MCII Holdings provides used coach brokerage and dealership services through Hausman Bus Sales Inc. ("HBSI"), which was acquired in 1989. The used coach operations provided revenues for the years 1996, 1995, and 1994, of $51.3 million, $47.2 million, and $46.8 million, respectively. During that period, the used coach operation accounted for $15.0 million to $31.0 million of MCII Holdings' inventories. The size of the used coach business is dependent upon several factors, including the size of the entire coach fleet, new coach orders which generate trade-ins and the level of changes in the fleet composition of coach operators. Management estimates that the existing industry-wide fleet of over 30,000 coaches changes ownership every 12 years, creating an average used coach volume of about 2,500 units per year.

      Due to MCII Holdings' installed base of coaches, its maintenance and repair capabilities, customer network and industry knowledge, HBSI is able to repurchase and resell a substantial volume of used coaches. Management believes that MCII Holdings' capacity to accept used coaches in support of new coach sales and resell them through its distribution system provides MCII Holdings with a competitive advantage. Management believes that HBSI's largest competitor in the dealership business is ABC Bus, Inc., which also serves as Van Hool's United States sales agent for new coaches.

      RESEARCH AND DEVELOPMENT. As part of MCII Holdings' new coach development project it received $7.4 million in contributions from the Government of Canada and the Province of Manitoba. These contributions have been applied against research and development expenses. Contributions may be repayable should the project not be completed, or, for the first five years following project completion, should the ratio of Canadian employees to total employees of MCII Holdings be less then 40%.

REPLACEMENT PARTS

      Management believes that MCII Holdings is a leading supplier of original equipment manufacturer ("OEM") quality replacement parts for the combined intercity coach and transit bus aftermarkets in the United States and Canada. MCII Holdings offers over 67,000 items necessary for coach and bus repair and regularly scheduled maintenance. MCII Holdings has six strategically located distribution outlets in the United States and Canada which allow MCII Holdings to promptly (if necessary, within 24 hours) deliver replacement parts nationwide. Management believes that MCII Holdings' breadth of product line and geographic scope are unmatched in the industry. In addition to the core intercity coach and transit bus parts business, MCII Holdings also distributes parts for school buses and diesel engines.

      In the replacement parts business, MCII Holdings has improved responsiveness to customer demands through the development of its information systems. MCII Holdings has installed remote order entry terminals in over 260 customer locations in order to minimize lead times and to accelerate the delivery process. Management believes that the installation of these electronic order entry terminals at customer locations expedites replacement parts orders and strengthens customer loyalty.

      MCII Holdings' competitive position in the parts business is further enhanced by the large installed base of its vehicles. The approximately 23,000 coaches and 47,000 transit buses in the United States and Canada produced by MCII Holdings create a core demand for MCII Holdings parts, approximately 20% of which are proprietary to MCII Holdings and may not be purchased elsewhere. Despite the fact that MCII Holdings no longer manufactures transit buses, MCII Holdings continues to supply replacement parts to the Canadian transit bus market, and until November 1999, will provide OEM replacement parts for the RTS line of transit buses previously manufactured in the United States by MCII Holdings.

      PRODUCT LINE. The replacement parts business is segmented into high quality parts supplied by an OEM which may fit coaches made by other manufacturers, and non-OEM parts, which are marketed primarily on a value basis. Management believes that MCII Holdings' current strength is in providing OEM parts that are either manufactured by MCII Holdings or acquired by MCII Holdings from the original equipment manufacturer. MCII Holdings' Universal Coach Parts ("UCP") subsidiary in the United States and MCIL in Canada offer a wide selection of replacement and repair parts to MCII Holdings' coach customers. In an effort to leverage further the competitive strength of its replacement parts business and distribution facilities, UCP has developed its own brand of alternate, non-OEM parts under the COACHGUARD name. More than sixty products have been introduced for this segment since its inception in 1993. MCII Holdings has also developed a line of remanufactured parts and components, which were introduced during 1994. Management believes that the availability of remanufactured products has permitted MCII Holdings to access new markets that are currently served by local and regional parts rebuilders.

      In 1994, MCII Holdings began marketing diesel engine parts under the name DIESEL GUARD and also began targeting the school bus parts market. As a result of its focus on the school bus market, MCII Holdings purchased the operations of a school bus parts distributor in April 1995 for $2.9 million.

      MARKETING. For sales of replacement parts, MCII Holdings utilizes 13 full-time field representatives, as well as telemarketing salespersons. The sales force makes regular visits to both current and potential customers, attends major industry trade shows, responds to advertisements for bids to supply replacement parts and uses telemarketing techniques. In addition, customer orders are facilitated through the use, by the sales force and certain of MCII Holdings' larger customers, of remote order entry terminals to minimize lead time. Management believes that MCII Holdings' efficiency and responsiveness allow customers to minimize inventory holding costs and to increase fleet utilization ratios.

      COACH PARTS CUSTOMERS. Customers served by MCII Holdings include both purchasers of MCII Holdings coaches as well as purchasers of non-MCII Holdings coaches such as Grupo Dina's Viaggio coach model. Management believes that customers place considerable emphasis on the quality of parts purchased as well as the speed and efficiency provided by their parts suppliers. Under an agreement with GLI, which is terminable by either party upon 180 days notice but not before April 30, 1997, MCII Holdings supplies and manages most of GLI's inventory of replacement parts.

      TRANSIT PARTS CUSTOMERS. Management believes that the demand for transit parts is a function of the number of transit buses currently in operation, the average level of usage for each bus and the average age of the bus fleet. Management believes that purchasers of transit parts are more price-sensitive and less service sensitive than customers in the coach aftermarket, as the opportunity cost to the transit authority of a transit bus out of operation is less significant than the lost revenue of a line-haul coach operator. As a result, a large percentage of transit parts purchases are conducted on a public bid basis. Customers often choose to make a major purchase of parts inventory upon the procurement of additional new transit buses to ensure the availability of parts and to minimize cost through volume purchasing.

      COMPETITION. The replacement parts business is highly fragmented and competitive. Management believes that MCII Holdings' largest competitors are Prevost and Mohawk, for coach replacement parts, and the major transit manufacturers - BIA and Neopart (the parts operation of Neoplan), for transit bus replacement parts. The remaining competitors include other coach manufacturers, diesel engine manufacturers, niche marketers and local vendors. Management believes that the factors influencing the choice of parts suppliers include a supplier's proximity to the customer, the number of replacement parts offered, level of technical knowledge and support and, to a lesser extent, minimum price. In addition, management believes that the installed base of vehicles manufactured by MCII Holdings, its predecessors and successors also provides MCII Holdings a distinct competitive advantage.

      Management estimates that MCII Holdings has consistently captured a significant share of the replacement parts business in its core intercity coach and transit bus parts segments (excluding engines, transmissions and related parts).

DISCONTINUED OPERATIONS

      In November 1993, the Board of Directors of MCII Holdings approved a plan of disposition of the transit manufacturing segment. This decision was based upon management's review of market activities, business prospects, competitive bidding, evaluation of backlogs, economic value analysis, and opportunities for cost reduction, which indicated that the transit manufacturing business may not achieve acceptable profitability in the foreseeable future. In November 1994, MCII Holdings sold the fixed assets and certain of the inventory of the transit manufacturing business, as well as the right to manufacture, remanufacture and distribute transit buses previously made by MCII Holdings. Additionally, the purchaser, for a period of five years from the sale date, has agreed not to distribute parts to transit buses previously made by MCII Holdings. MCII Holdings retained all other assets and all of the remaining liabilities of the transit manufacturing business. As of December 31, 1996, the remaining net liabilities of the transit manufacturing business totaled $(0.1) million and were comprised principally of warranty and product liability reserves, offset somewhat by receivables.

RAW MATERIALS/COMPONENTS

      MCII Holdings' manufacturing operations utilize raw materials supplied by diverse sources and component parts provided by other original equipment manufacturers, which are assembled into intercity coaches. For certain materials and components, MCII Holdings relies primarily on a limited number of suppliers, namely Rockwell International Corporation for axles, Detroit Diesel Corporation for engines, Allison Transmission for transmissions and Atlas Alloys for stainless steel. Alternate suppliers used to a lesser extent or available for use are Dana Corporation and Eaton Corporation for axles, Cummins Engine Company and Caterpillar Inc. for engines, Eaton Fuller and ZF Friedrichshafen AG for transmissions and Namasco Ltd and others for stainless steel.

GOVERNMENT REGULATION

      The operations of, and the products manufactured by, MCII Holdings' subsidiaries are subject to various United States federal and state and Canadian federal and provincial laws and agency regulations. In the United States, these regulations include the Clean Air Act and other environmental acts which regulate coach engine emissions and plant operations; federal motor vehicle safety standards which establish minimum safety standards for various components of coaches; the Americans with Disabilities Act which specifies accessibility standards for the physically challenged; and Buy America legislation prohibiting the use of federal funds for coaches with less than 60% United States content. In Canada, regulations include various environmental acts which regulate coach plant operations and Canadian motor vehicle safety regulations which establish minimum safety standards for various coach components. Although the Canadian government has not adopted accessibility standards for the physically challenged, such standards are currently the subject of several official studies. MCII Holdings cannot accurately predict future expenses or liability which might be incurred as a result of such laws and regulations.

      The Americans with Disabilities Act requires, among other things, that the U.S. Department of Transportation (the "DOT") promulgate handicapped accessibility standards for coaches. Although the DOT has not issued proposed regulations for public comment, there are indications that the regulations (which may be issued and finalized in 1997) might require each coach in an operator's fleet to be handicapped accessible, rather than permitting the operation of a limited number of accessible coaches. Requiring complete fleet accessibility could have a material adverse effect on an operator's business and possibly on MCII Holdings' coach business. The final regulations will be applicable to operators with larger fleets 2 years after issuance of the final regulations and applicable to operators with smaller fleets 3 years after issuance of the final regulations.

PATENTS AND TRADEMARKS

      MCII Holdings owns numerous trademarks representing goodwill in the businesses using the marks and own a number of patents which MCII Holdings believes give it a competitive advantage in the marketplace. United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The trademarks owned and used by MCII Holdings include the well known MCI and FLXIBLE marks. The marks COACH GUARD and DIESEL GUARD are in use in the replacement parts operations and filings have been made to register these trademarks. MCII Holdings owns numerous patents protecting, among other things, various aspects of the MCI coaches. Patents are granted for a term of 17 years. MCII Holdings has the right to use the Greyhound name and the "Image of the Running Dog" for the manufacture and sale of intercity coaches, transit buses and replacement parts in all countries other than the United States, Canada and Mexico.

EMPLOYEES

      MCII Holdings, through its subsidiaries, had approximately 3,300 employees, as of December 31, 1996, with approximately 1,300 in the United States and 2,000 employees in Canada. The hourly workers at most locations are organized and represented by unions. Approximately 2,000 employees of the total work force are represented by labor unions. The largest contracts are with the International Association of Machinists and Aerospace Workers (the "IAM") in Winnipeg, Manitoba and Pembina, North Dakota. The IAM contracts with Winnipeg/Pembina expire September 30, 1997. MCII's subsidiaries have historically enjoyed satisfactory relations with both union and nonunion employees.



ITEM 2. PROPERTIES

      COACH. MCII Holdings conducts its coach manufacturing operations through subsidiaries located both in the United States and Canada. The operations in Winnipeg produce metal bus components, fiberglass parts, subassemblies for intercity coaches and complete intercity coach shells. Once assembled, outer shells of coaches are transported by truck-hauled flatbed trailers to its Pembina, North Dakota plant. In Pembina, the manufacturing process is completed by installing components such as engines, transmissions, axles, wheels, tires, electrical components, air conditioning systems and passenger seats, as well as completing final paint scheme requirements. Finished units are distributed from the Pembina facility to customers throughout the United States and are returned to Winnipeg for sale and delivery to Canadian customers. With the Winnipeg/Pembina complex in full production, MCII Holdings is capable of producing approximately 1,400 coach units per year.

      PARTS. MCII Holdings distributes products from six locations, strategically located across the United States and Canada, with sites in Dayton, New Jersey; Chicago, Illinois; Los Angeles, California; Huntsville, Texas; Winnipeg, Manitoba; and Newcastle, Ontario. In addition, there are two parts manufacturing locations: Delaware, Ohio and Loudonville, Ohio.

      OTHER PROPERTIES. MCII Holdings also has leases on warehouses and parking lots.

      MCII Holdings believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use. The following table is a summary of MCII's primary facilities as of December 31, 1996.

                                     LOCATION/OWNERSHIP
                                     ------------------
                                       U.S.     Canada    Building sq. ft.       Segment
                                      ------    ------    ----------------    -------------
MANUFACTURING AND ASSEMBLY PLANTS:
1149 St. Matthews Ave.                  -       Owned          128,000            Coach
Winnipeg, Canada

841 & 850 Erin Street                   -       Owned           78,000            Coach
Winnipeg, Canada

400 Archibald Street                    -       Owned           36,000            Coach
Winnipeg, Canada

1475 Clarence Ave.                      -       Owned          381,000            Coach
Winnipeg, Canada

552 W. Stutsman Ave.                  Owned       -            186,000            Coach
Pembina, ND

140 Otter Street                        -       Owned          144,000            Coach
Winnipeg, Canada

MODIFICATION OR REPAIR FACILITIES:

10 E. Golf Road                       Owned       -             60,000        Coach Support
Des Plaines, IL

9846 Atlantic Ave.                    Leased      -             16,000        Coach Support
Southgate, CA

14 Harmon Dr.                         Leased      -             28,000        Coach Support
Blackwood, NJ

1250 Slocum Street                    Leased      -             30,000        Coach Support
Dallas, TX

REPLACEMENT PARTS FACILITIES:

1558 Wilson Place                       -       Leased          60,000            Parts
Winnipeg, Canada

105 E. Oakton                         Owned       -            180,000            Parts
Des Plaines, IL

55 Howard Street                      Leased      -             75,000            Parts
Des Plaines, IL

9 Nicholas Court                      Leased      -            106,000            Parts
Dayton, NJ

7030 East Slauson                     Leased      -             50,000            Parts
Los Angeles, CA

Huntsville, TX                        Leased      -             75,000            Parts

260 Toronto Street                      -       Owned           44,000            Parts
Newcastle, Ontario

920 Pittsburgh Drive                  Leased      -            245,000            Parts
Delaware, OH

520 North Spring Drive                Owned                    356,000            Parts
Loudonville, OH

ITEM 3. LEGAL PROCEEDINGS

      MCII Holdings and certain of its subsidiaries are parties either as plaintiffs or defendants to various actions, proceedings and pending claims, certain of which involve claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against MCII Holdings. Although the ultimate amount for which MCII Holdings may be held liable with respect to matters where MCII Holdings is a defendant is not ascertainable, MCII Holdings believes that any resulting liability will not materially affect its financial condition or results of operations.

    MCII Holdings' Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada, which is reviewing certain profit allocation procedures between MCIL and MCI and may seek to impute additional Canadian income to MCIL. MCII Holdings is of the opinion that Revenue Canada's arguments are without merit. See Note I to the Consolidated Financial Statements at page F-15 herein.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    This item has been omitted pursuant to General Instruction J of Form 10-K which provides for a reduced disclosure format.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.


ITEM 6. SELECTED FINANCIAL DATA

    This item has been omitted pursuant to General Instruction J of Form 10-K which provides for a reduced disclosure format.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Pursuant to General Instruction J of Form 10-K, which provides for a reduced disclosure format, the following is management's narrative analysis of the material changes in the Statement of Consolidated Income and is in lieu of management's discussion and analysis pursuant to Regulation S-K 303. The following discussion should be read in conjunction with MCII Holding's consolidated financial statements included in this Annual Report.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

      General. Revenues for 1996 were $661.3 million, an increase of 28.1% from $516.3 million for 1995. The improvement was due to a 33.6% increase in revenues in the coach manufacturing and support segment and a 13.3% increase in the replacement parts segment. The overall gross margin, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales was 20.7% for 1996 compared to 22.1% for 1995.

      Operating income was $54.7 million in 1996 compared to $38.3 million in 1995. The increase was primarily attributable to increased revenues partially offset by the lower gross margin percentage, increased research and development expenses and depreciation and amortization expenses.

      Income from continuing operations was $22.8 million in 1996, compared to $18.3 million in 1995. Net income for 1996 was $16.9 million which included an after-tax loss of $5.0 million from discontinued operations resulting from an adjustment to the estimated loss on the disposal of the transit manufacturing segment and an $851,000 after-tax extraordinary charge due to the write-off of unamortized debt issuance costs.

      Coach Manufacturing and Support. Coach manufacturing and support revenues for 1996 increased 33.6% to $502.1 million, reflecting sales of 1,521 new units (1,295 MCIs and 226 Viaggios), compared to $375.8 million for 1995 which was driven by sales of 1,119 new units (1,007 MCIs and 112 Viaggios). In addition to the units sold, 50 units were delivered in 1995 to customers who entered into operating leases with the Company and, as such, were not reflected in sales until 1996 when the customers purchased the units. Taking into account these units, new coach deliveries increased 25.8% from 1,169 to 1,471 units. This increase was due to increased demand from the Company's broad base of independent tour and charter operators, a 67 unit improvement in deliveries to GLI and continuing customer acceptance of the Viaggio model that was first introduced to the U.S. market in 1995.

      In 1996, the gross margin percentage decreased to 20.8% compared to 21.6% for 1995. The decrease in gross margin was principally due to a higher mix of low-margin Viaggio sales. In 1996, Viaggio sales represented 10.9% of segment revenues and produced a gross margin of 2.6%, compared to a 7.1% share of segment sales, with a 6.6% gross margin in 1995. Since the Viaggio is manufactured by Autobuses, the manufacturing profit accrues to the benefit of Autobuses. Additionally, the gross margin was impacted by a reduction in the margin realized on the resale of used units, however, this was more than offset by a margin improvement on MCI new coach sales which was principally due to the increased volume of units produced.

      Order backlog as of December 31, 1996 was 577 units, which included 27 units for GLI, compared to 619 units at December 31, 1995, which included 151 units for GLI.

      Replacement Parts. Replacement parts revenues were $159.2 million for 1996 compared to $140.5 million in 1995. The 13.3% improvement was primarily attributable to an increase in volume based supply agreements entered into with coach operators whereby the Company becomes their principal supplier of replacement parts, as well as revenue gains in the Company's new diesel engine and school bus parts lines.

      The gross margin percentage decreased to 20.6% in 1996 from 23.2% in 1995 primarily as a result of a large inventory obsolescence provision reflected in 1996 for anticipated losses on dispositions of obsolete and excess inventory due to the planned phase-out of two distribution centers, increased volume discounts attributable to the new volume based supply agreements and increased competition in the transit parts market.

      Depreciation and Amortization. Depreciation and amortization expenses increased to $16.7 million in 1996, a 14.4% increase over the $14.6 million recorded in 1995. The increase was primarily attributable to an increase in coaches held for lease and property, plant and equipment additions.

      Research and Development. Research and development expenses increased to $7.3 million, a $4.4 million increase over the $2.9 million recorded in 1995 reflecting increased expenditures for the new tour and charter coach model to be introduced in 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to $58.5 million in the twelve months of 1996 compared to $60.4 million in 1995.

Furthermore, as a percentage of sales, SG&A expenses decreased to 10.4% in 1996 from 11.8% in 1995. The decrease in SG&A is principally due to higher consulting costs incurred in 1995 due to the implementation of a new information system for use in new coach manufacturing.

      Interest Expense. Interest expense was relatively unchanged at $13.3 million in the twelve months of 1996 and $13.4 million in 1995.

      Loss (gain) on equity investments. For 1995, the Company realized a $10.5 million gain on sale of an investment in GLI common stock. In 1996, the Company recorded a $1.2 million write-down of a 10% investment in a Mexican coach company (See Note Q to the consolidated financial statements).

      Income Taxes. The Company's effective income tax rates in 1996 and 1995, excluding non-deductible goodwill amortization, a lower Canadian capital gains rate realized on the GLI gain and the tax effect of a foreign dividend received in 1995, were 41.0% and 40.7%, respectively.

1995 COMPARED TO 1994

      General. Revenues for 1995 were $516.3 million, up 10.4% from $467.5 million for 1994. The increase is primarily attributable to an increase in new and used coach sales. The overall gross margin, defined as sales less cost of sales (exclusive of depreciation and amortization) as a percent of sales, was 22.1% for 1995 compared to 23.4% for 1994.

      Operating income was $38.3 million and $34.7 million in 1995 and 1994, respectively. Excluding merger related expenses and the additional depreciation and amortization which resulted from the Merger, operating income would have been $44.7 million in 1995 compared to $48.7 million in 1994. On an adjusted basis, the overall operating margin declined from 10.4% in 1994 to 8.7% in 1995.

      Income from continuing operations was $18.3 million, up 22.0% from $15.0 million during 1994. Income from continuing operations in 1995 included an after-tax gain from the sale of an investment in GLI common stock of $6.9 million while 1994 included expenses of $8.6 million after tax related to the Merger. Excluding these items, income from continuing operations would have been $11.4 million and $23.6 million for 1995 and 1994, respectively.

      Coach manufacturing and support. Coach manufacturing and support revenues were $375.8 million reflecting 1,119 new units sold (of which 112 units were Grupo Dina's Viaggio model) in 1995 compared to $332.8 million based on 1,059 new units sold (of which none were Viaggio models) in 1994. This increase in revenues was due to an increase in the average sales price of new coaches and a change in the mix of units sold as higher-priced 45-foot models comprised a larger percentage of units sold while lower-priced GLI models comprised a smaller percentage. GLI purchased 282 units in 1994 compared to 111 units in 1995. Also, in 1995 50 units were delivered to GLI under intermediate-term leases and, as such, these units were not included in sales for 1995. Including these 50 units, total new coach deliveries in 1995 were 1,169 units compared to 1,059 units for 1994. Gross margins decreased to 21.6% in 1995 from 22.8% in 1994. The decrease in gross margin percentage resulted primarily from an increase in sales of lower-margin Viaggio units, which only produced a 6.6% margin for MCII.

      Replacement parts. Replacement parts revenues increased by 4.3% to $140.5 million in 1995 from $134.7 million in 1994. The introduction of a line of diesel engine parts and increased school bus parts sales and sales to GLI contributed to the increase in replacements parts revenues. The increase in school bus parts sales is primarily attributable to the April 1995 acquisition of a school bus parts distribution company. Gross margin as a percent of revenues decreased to 23.2% in 1995 from 24.9% in the preceding year. The reduction in gross margin percentage primarily resulted from higher distribution costs in 1995 compared to 1994 reflecting an increase in capacity to accommodate anticipated growth from diesel engine and school bus parts sales.

      Depreciation and amortization. Depreciation and amortization increased from $9.1 million during 1994 to $14.6 million during 1995. The increase is due to the depreciation and amortization related to the revaluation of fixed assets and recognition of goodwill, which occurred due to the Merger with Grupo Dina.

      Research and development expenses. For 1995 research and development expenses were $2.9 million, or $1.2 million higher than 1994. The increase is due to higher spending in 1995 for the development of a new tour and charter model.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased to $60.4 million for 1995 from $54.4 million for 1994. During 1995, MCII experienced increased payroll and consulting expenses as a result of the introduction of the diesel engine and school bus parts lines and implementation of a new information system for use in new coach manufacturing. However, as a percentage of revenues, selling, general and administrative expenses in 1995 were consistent with 1994 at 11.7% and 11.6%, respectively.

      Interest expense. Interest expense for 1995 was $13.4 million compared to $4.3 million in the preceding year. The increase is a result of additional borrowings outstanding and a higher average interest rate during 1995 compared to 1994.

      Loss (gain) on equity investments. For 1995, the Company realized a $10.5 million gain on sale of an investment in GLI common stock.

      Income taxes. MCII Holdings' effective combined income tax rates, excluding the effect of non-deductible goodwill amortization, merger related costs in 1994, a lower Canadian capital gains rate and the tax effect of a foreign dividend received, were 40.7% and 41.2% for 1995 and 1994, respectively.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    MCII Holdings' consolidated financial statements and Report of Independent Accountants is set forth at pages F-1 to F-26 of this Annual Report on Form 10-K.

      The following table sets forth the condensed quarterly operating results of MCII Holdings. In the opinion of management, such quarterly information has been prepared on the same basis as MCII Holdings' annual audited consolidated financial statements and includes all adjustments consisting of normal recurring adjustments, necessary to present fairly the information for the periods when read in conjunction with the consolidated financial statements and notes thereto. The operating results for any one quarter are not necessarily indicative of the results to be achieved for a full year or any future quarter.


                  Unaudited Supplementary Financial Information
                            (In Millions of Dollars)

                         Mar 31,    Jun 30,    Sep 30,    Dec 31,    Mar 31,    Jun 30,    Sep 30,    Dec 31,
                            1995       1995       1995       1995       1996       1996       1996       1996
Revenues                   124.4      145.6       96.6      149.7      142.1      177.7      127.1      214.4

Operating Income            10.6       17.8        1.4        8.5        8.1       20.6        7.6       18.3

Income (Loss) From
Continuing Operations        4.2        8.1       (1.8)       7.8        2.4       10.1        2.6        7.7

Discontinued
Operations                                                                         (5.0)

Extraordinary Charges                                                                                    (0.9)
Net Income (Loss)            4.2        8.1       (1.8)       7.8        2.4        5.1        2.6        6.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    This Item has been omitted pursuant to General Instruction J of Form 10-K which provides for a reduced disclosure format.


ITEM 11. EXECUTIVE COMPENSATION

    This item has been omitted pursuant to General Instruction J of Form 10-K which provides for a reduced disclosure format.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This item has been omitted pursuant to General Instruction J of Form 10-K which provides for a reduced disclosure format.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    This item has been omitted pursuant to General Instruction J of Form 10-K which provides for a reduced disclosure format.


                                     PART IV


ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (A) LIST OF DOCUMENTS FILED

   1. FINANCIAL STATEMENTS

      Report of Independent Accountants

      Balance Sheet, December 31, 1996 and 1995

      Statement of Consolidated Income,
      years ended December 31, 1996 and 1995, the five month period ended December 31, 1994 and the seven month period ended July 31, 1994.

      Statement of Consolidated Changes in Stockholder's Equity, years ended December 31, 1996 and 1995, the five month period ended December 31, 1994 and the seven month period ended July 31, 1994.


      Statement of Consolidated Cash Flows,
      years ended December 31, 1996 and 1995, the five month period ended December 31, 1994 and the seven month period ended July 31, 1994.


      Notes to Consolidated Financial Statements

   2. FINANCIAL STATEMENT SCHEDULES

      Report of Independent Accountants

      Schedule I -- Condensed Financial Information of Registrant

      All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

   3. EXHIBITS


      EXHIBIT NO.                         DESCRIPTION
      -----------                         -----------

         3.1*    Restated Certificate of Incorporation of MCII Holdings

         3.2*    Bylaws of MCII Holdings

         4.1* $125,000,000 Credit Agreement, dated as of September 30, 1996, among Transportation Manufacturing
                 Operations, Inc. as the Borrower, the Lenders Parties thereto and NBD Bank as Administrative Agent.

         4.2 Amendment No. 1 dated December 17, 1996 to $125,000,000 Credit Agreement dated as of September 30, 1996.

         4.3**   $125,000,000 9.02% Senior Notes Due November 15, 2002 Note
                 Agreement, as amended by letter agreement, dated April 1995.

         4.4* Form of Amendment to $125,000,000 9.02% Senior Notes Due November 15, 2002 Note Agreement as executed by the requisite holders of the Notes.

         4.5* Intercreditor Agreement, dated as of September 30, 1996, by and among the Lenders under the $125,000,000 Credit Agreement dated as of September 30, 1996, NBD Bank, and the holders of the 9.02% Senior Notes due 2002 issued by Transportation Manufacturing Operations, Inc.

        10.1** Bus Purchase Requirements Agreement by and among GLI Operating Company, Greyhound Lines, Inc., Transportation Manufacturing Corporation and Motor Coach Industries, Inc., as amended by: a letter agreement dated June 15, 1987 from GLI Holding Company to The Greyhound Corporation; Amendment to Bus Purchase Requirements Agreement; entered into as of June 30, 1988 by and among GLI Operating Company, Transportation Leasing Co., Transportation Manufacturing Corporation and Motor Coach Industries, Inc.; Term Sheet/Agreement in Principle dated July 13, 1988 among GLI Holding Company and The Greyhound Corporation; Claims Treatment Agreement made and entered into as of August, 1991 among Greyhound Lines, Inc., the other Debtors signatory thereto and The Greyhound Corporation; and Amendment Number 2 to Bus Purchase Requirements Agreement executed as of December 21, 1994 by Greyhound Lines, Inc., Transportation Leasing Co., Motor Coach Industries, Inc. and Transportation Manufacturing Corporation.

        10.2* In Re: The Flxible Corporation, United State Bankruptcy Court, Southern District of Ohio, Eastern Division, Order Authorizing and Approving Sale of Debtor's Assets Pursuant to Sections 363 and 365 of the Bankruptcy Code.

        10.3** Parts Purchase and Supply Agreement entered into as of May 1, 1994 by and between Greyhound Lines, Inc. and Universal Coach Parts, Inc., as amended by Amendment No. 1 entered into as of May 1, 1994.

        10.4** Limited Recourse Chattel Paper Purchase Agreement dated as of March 31, 1994 between MCI Acceptance Corp. and The CIT Group/Equipment Financing, Inc. and related Guaranty dated as of March 31, 1994; and Amendment No. 1 dated May 15, 1995 and related Guaranty dated as of May 15, 1995.

        10.5*** Registration Agreement, dated June 3, 1996, among Grupo Dina, MCII Holdings and Salomon Brothers, Inc., Alliance Capital Management Corporation and John Hancock Mutual Life Insurance Company.

        10.6* Coach Purchase Agreement, dated August 1, 1995, between Dina Autobuses, S.A. de C.V. and Hausman Bus Sales, Inc.

        12       Computation of ratio of earnings to fixed charges.

        21       List of Subsidiaries of MCII Holdings.

        27       EDGAR Financial Data Schedule.

      * Previously filed on Form F-1/S-1, Registration No. 333-08843, and incorporated herein by reference.

      ** Previously filed on Form 20F for the year ended December 31, 1994 and incorporated herein by reference.

      *** Previously filed on Form 20F for the year ended December 31, 1995 and incorporated herein by reference.

      (B) REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 24, 1997            MCII HOLDINGS (USA), INC. (Registrant)


                                        By: /s/ Guillermo Kareh Aarun
                                           ------------------------------------
                                        Director, General Counsel and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                              Title                         Date
        ---------                              -----                         ----
 /s/ Rafael Gomez Flores                President and Director           March 24, 1997
--------------------------          (Principal Executive Officer)
   Rafael Gomez Flores

 /s/ Juan Jaime Petersen         Vice President and Chief Financial      March 24, 1997
--------------------------             Officer and Director
   Juan Jaime Petersen          (Principal Financial and Accounting
                                              Officer)

/s/ Gamaliel Garcia Cortes                    Director                   March 24, 1997
--------------------------
  Gamaliel Garcia Cortes

/s/ Guillermo Kareh Aarun     Director, General Counsel and Secretary    March 24, 1997
--------------------------
  Guillermo Kareh Aarun

  /s/ Stephen P. Glennon                      Director                   March 27, 1997
--------------------------
    Stephen P. Glennon

                                  EXHIBIT INDEX

      EXHIBIT NO.                         DESCRIPTION
      -----------                         -----------

         3.1*    Restated Certificate of Incorporation of MCII Holdings

         3.2*    Bylaws of MCII Holdings

         4.1* $125,000,000 Credit Agreement, dated as of September 30, 1996, among Transportation Manufacturing Operations, Inc. as the Borrower, the Lenders Parties thereto and NBD Bank as Administrative Agent.

         4.2 Amendment No. 1 dated December 17, 1996 to $125,000,000 Credit Agreement dated as of September 30, 1996.

         4.3**   $125,000,000 9.02% Senior Notes Due November 15, 2002 Note
                 Agreement, as amended by letter agreement, dated April 1995.

         4.4* Form of Amendment to $125,000,000 9.02% Senior Notes Due November 15, 2002 Note Agreement as executed by the requisite holders of the Notes.

         4.5* Intercreditor Agreement, dated as of September 30, 1996, by and among the Lenders under the $125,000,000 Credit Agreement dated as of September 30, 1996, NBD Bank, and the holders of the 9.02% Senior Notes due 2002 issued by Transportation Manufacturing Operations, Inc.

        10.1** Bus Purchase Requirements Agreement by and among GLI Operating Company, Greyhound Lines, Inc., Transportation Manufacturing Corporation and Motor Coach Industries, Inc., as amended by: a letter agreement dated June 15, 1987 from GLI Holding Company to The Greyhound Corporation; Amendment to Bus Purchase Requirements Agreement; entered into as of June 30, 1988 by and among GLI Operating Company, Transportation Leasing Co., Transportation Manufacturing Corporation and Motor Coach Industries, Inc.; Term Sheet/Agreement in Principle dated July 13, 1988 among GLI Holding Company and The Greyhound Corporation; Claims Treatment Agreement made and entered into as of August, 1991 among Greyhound Lines, Inc., the other Debtors signatory thereto and The Greyhound Corporation; and Amendment Number 2 to Bus Purchase Requirements Agreement executed as of December 21, 1994 by Greyhound Lines, Inc., Transportation Leasing Co., Motor Coach Industries, Inc. and Transportation Manufacturing Corporation.

        10.2* In Re: The Flxible Corporation, United State Bankruptcy Court, Southern District of Ohio, Eastern Division, Order Authorizing and Approving Sale of Debtor's Assets Pursuant to Sections 363 and 365 of the Bankruptcy Code.

        10.3** Parts Purchase and Supply Agreement entered into as of May 1, 1994 by and between Greyhound Lines, Inc. and Universal Coach Parts, Inc., as amended by Amendment No. 1 entered into as of May 1, 1994.

        10.4** Limited Recourse Chattel Paper Purchase Agreement dated as of March 31, 1994 between MCI Acceptance Corp. and The CIT Group/Equipment Financing, Inc. and related Guaranty dated as of March 31, 1994; and Amendment No. 1 dated May 15, 1995 and related Guaranty dated as of May 15, 1995.

        10.5*** Registration Agreement, dated June 3, 1996, among Grupo Dina, MCII Holdings and Salomon Brothers, Inc., Alliance Capital Management Corporation and John Hancock Mutual Life Insurance Company.

        10.6* Coach Purchase Agreement, dated August 1, 1995, between Dina Autobuses, S.A. de C.V. and Hausman Bus Sales, Inc.

        12       Computation of ratio of earnings to fixed charges.

        21       List of Subsidiaries of MCII Holdings.

        27       EDGAR Financial Data Schedule.

      * Previously filed on Form F-1/S-1, Registration No. 333-08843, and incorporated herein by reference.

      ** Previously filed on Form 20F for the year ended December 31, 1994 and incorporated herein by reference.

      *** Previously filed on Form 20F for the year ended December 31, 1995 and incorporated herein by reference.

                            MCII HOLDINGS (USA), INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

Report of Independent Accountants

February 28, 1997

To the Stockholder of MCII Holdings (USA), Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of MCII Holdings (USA), Inc. and its subsidiaries (the Company) at December 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The financial statements of the Company for the years ended December 31, 1995 and 1994 were audited by other independent accountants whose reports dated February 19, 1996 and February 24, 1995, respectively, expressed unqualified opinions.

Price Waterhouse LLP

Chicago, Illinois

                            MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                           CONSOLIDATED BALANCE SHEET


                                                                               December 31,    December 31,
(000 omitted, except share data)                                                  1996             1995
-----------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                     $   7,979       $  30,607
  Receivables, less allowance of $1,637 and $1,903                                 48,740          34,936
  Current portion of notes receivable                                               4,615           4,722
  Inventories                                                                     169,883         146,718
  Deferred income taxes                                                            12,308           8,570
  Other current assets                                                              3,589           4,073
                                                                                ---------       ---------
    Total current assets                                                          247,114         229,626
Property, plant and equipment                                                      81,046          75,021
Notes receivable                                                                   27,574          30,909
Assets and liabilities of discontinued operations, net                                             11,311
Deferred income taxes                                                               8,208          14,350
Intangibles                                                                       236,954         242,923
Other assets                                                                        8,273           9,902
                                                                                ---------       ---------
                                                                                $ 609,169       $ 614,042
                                                                                =========       =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Bank overdrafts                                                               $   2,656       $     504
  Accounts payable                                                                 31,157          24,722
  Accrued compensation and other benefits                                          11,641          13,101
  Accrued warranties                                                                9,543           5,381
  Accrued income taxes                                                              6,713          11,924
  Insurance reserves                                                                5,325           5,337
  Other current liabilities                                                        15,782          11,972
                                                                                ---------       ---------
    Total current liabilities                                                      82,817          72,941
Long-term debt                                                                    210,520         217,668
Pensions and other benefits                                                        11,185           8,866
Assets and liabilities of discontinued operations, net                                 89
Other deferred items and insurance reserves                                        17,785          13,146
Deferred income taxes                                                               6,073           6,613
Commitments and contingent liabilities (Notes G,I,L,M,N,O,S)
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares authorized and issued
  Additional capital                                                              317,465         317,465
  Deficit                                                                         (31,923)        (18,856)
  Unfunded pension loss, net of taxes                                                (423)
  Cumulative translation adjustments                                               (4,419)         (3,801)
                                                                                ---------       ---------
    Total stockholder's equity                                                    280,700         294,808
                                                                                ---------       ---------
                                                                                $ 609,169       $ 614,042
                                                                                =========       =========


                 See notes to consolidated financial statements.

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                        STATEMENT OF CONSOLIDATED INCOME

                                                                                                               Predecessor
                                                                                                              --------------
                                                                Year Ended December 31,   Five Months Ended    Seven Months
                                                                -----------------------      December 31,     Ended July 31,
(000 omitted)                                                    1996            1995            1994              1994
----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                       $ 653,032       $ 509,925       $ 191,789         $ 271,797
  Finance income                                                  8,261           6,412           2,584             1,297
                                                              ---------       ---------       ---------         ---------
                                                                661,293         516,337         194,373           273,094
                                                              ---------       ---------       ---------         ---------
Operating costs and expenses:
  Cost of sales (exclusive of items shown separately below)     517,571         397,395         151,614           203,538
  Depreciation and amortization                                  16,658          14,618           5,841             3,279
  Interest expense, finance operations                            3,605           2,658             693               291
  Research and development expenses                               7,287           2,915             492             1,238
  Provision for relocation of Corporate office (Note R)           3,000
  Selling, general and administrative expenses                   58,519          60,412          26,614            27,825
                                                              ---------       ---------       ---------         ---------
                                                                606,640         477,998         185,254           236,171
                                                              ---------       ---------       ---------         ---------
Operating income                                                 54,653          38,339           9,119            36,923
                                                              ---------       ---------       ---------         ---------
Other (income) and expense:
  Interest expense                                               13,347          13,435           2,464             1,812
  Other (income)                                                 (1,245)           (469)           (189)             (225)
  Loss (gain) on equity investments (Note Q)                      1,200         (10,522)
  Merger related expenses (Note B)                                                                                 11,294
  Minority interests                                                                                                  378
                                                              ---------       ---------       ---------         ---------
                                                                 13,302           2,444           2,275            13,259
                                                              ---------       ---------       ---------         ---------
Income before income taxes                                       41,351          35,895           6,844            23,664
Income taxes                                                     18,567          17,637           3,958            11,522
                                                              ---------       ---------       ---------         ---------
Income from continuing operations                                22,784          18,258           2,886            12,142
                                                              ---------       ---------       ---------         ---------
Discontinued operations:
  Loss on disposal of transit manufacturing, net of
    tax benefit of $3,130 and $1,885                             (5,000)                                           (3,500)
                                                              ---------       ---------       ---------         ---------
Income before extraordinary charge                               17,784          18,258           2,886             8,642
Extraordinary charge for early retirement of debt,
  net of tax benefit of $550                                       (851)
                                                              ---------       ---------       ---------         ---------
Net income                                                    $  16,933       $  18,258       $   2,886         $   8,642
                                                              =========       =========       =========         =========


                See notes to consolidated financial statements.

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

            STATEMENT OF CONSOLIDATED CHANGES IN STOCKHOLDER'S EQUITY



                                                                              Unfunded   Cumulative
                                         Common    Additional                 Pension    Translation
(000 omitted)                             Stock     Capital        Deficit      Loss     Adjustment      Total
----------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994 (PREDECESSOR)   $  202    $ 147,400     $ (46,879)   $     0    $  (2,354)    $  98,369

Net income                                                           8,642                                 8,642
Common stock issued in connection with
  employee benefit plan                                1,140                                               1,140
Unrealized translation loss                                                                 (2,733)       (2,733)
Dividends on common stock                                           (2,017)                               (2,017)
                                         ------    ---------     ---------    -------    ---------     ---------
BALANCE, JULY 31, 1994 (PREDECESSOR)        202      148,540       (40,254)         0       (5,087)      103,401

Effect of push-down purchase
  accounting adjustments due to
  Dina's acquisition of MCII               (202)     168,925        40,254                    (751)      208,226
Net income                                                           2,886                                 2,886
Unrealized translation loss                                                                 (1,701)       (1,701)
Dividends on common stock                                          (40,000)                              (40,000)
                                         ------    ---------     ---------    -------    ---------     ---------
BALANCE, DECEMBER 31, 1994                    0      317,465       (37,114)         0       (7,539)      272,812

Net income                                                          18,258                                18,258
Unrealized translation gain                                                                  3,738         3,738
                                         ------    ---------     ---------    -------    ---------     ---------
BALANCE, DECEMBER 31, 1995                    0      317,465       (18,856)         0       (3,801)      294,808

Net income                                                          16,933                                16,933
Unrealized translation loss                                                                   (618)         (618)
Unfunded pension loss                                                            (423)                      (423)
Dividends on common stock                                          (30,000)                              (30,000)
                                         ------    ---------     ---------    -------    ---------     ---------
BALANCE, DECEMBER 31, 1996               $    0    $ 317,465     $ (31,923)   $  (423)   $  (4,419)    $ 280,700
                                         ======    =========     =========    =======    =========     =========


                 See notes to consolidated financial statements.

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                                      Predecessor
                                                                                                                     --------------
                                                                      Year Ended December 31,     Five Months Ended   Seven Months
                                                                     -------------------------       December 31,    Ended July 31,
(000 omitted)                                                          1996             1995            1994             1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income                                                         $ 16,933        $  18,258        $  2,886        $  8,642
  Adjustments to reconcile net income to net cash
    provided (used) by operations:
    Depreciation and amortization                                      16,658           14,618           5,841           3,279
    Deferred income taxes                                              (4,610)           1,019          (1,760)          1,187
    Discontinued operations                                             5,000                                            3,500
    Extraordinary charge for early retirement of debt                     851
    Provision for relocation of Corporate office                        3,000
    Gain on sale of property and notes receivable                      (1,664)          (1,945)            180             (69)
    Loss (gain) on equity investments                                   1,200          (10,522)
    Other noncash items, net                                               85            4,335          (1,524)         (1,145)
    Change in operating assets and liabilities:
      Receivables                                                     (14,746)          (8,649)         (2,536)          3,280
      Inventories                                                     (10,794)         (24,384)        (11,662)        (16,706)
      Accounts payable                                                  6,746             (770)          4,780         (10,825)
      Accrued income taxes                                             (5,211)           6,064          (4,788)         (3,567)
      Other current liabilities                                         4,700            2,235           1,022           9,031
      Other assets and liabilities, net                                11,375           (5,484)         (3,211)          1,566
                                                                     --------        ---------        --------        --------
Net cash provided (used) by operating activities                       29,523           (5,225)        (10,772)         (1,827)
                                                                     --------        ---------        --------        --------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Capital expenditures                                                (12,978)         (12,559)         (4,915)         (1,936)
  Investment in assets held for lease                                 (54,538)         (45,667)           (689)         (6,846)
  Proceeds from sale of property and assets held for lease             50,880           32,466              96             345
  Investments in, or purchases of, businesses or equity investments   (12,200)         (17,742)                        (34,616)
  Proceeds from sale of equity investments                                              23,716
  Proceeds from sale of notes receivable                               26,229            8,209           3,463           1,107
  Investment in notes receivable                                      (40,344)         (26,483)        (18,090)        (19,739)
  Collections of notes receivable                                      18,844           21,095           2,029           1,050
  Assets and liabilities of discontinued operations, net                6,400           24,210          23,671             489
                                                                     --------        ---------        --------        --------
Net cash provided (used) by investing activities                      (17,707)           7,245           5,565         (60,146)
                                                                     --------        ---------        --------        --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Net change in bank overdrafts                                         2,152           (5,230)           (680)           (730)
  Additional long-term borrowings                                      68,000                          125,000
  Payment of long-term borrowings                                     (68,148)             (74)        (42,000)
  Net change in bank credit facilities                                 (7,000)          22,000         (49,000)         70,533
  Termination of interest rate swap position                            4,733            4,950
  Payment of debt issuance costs                                       (3,330)
  Extraordinary charge for early retirement of debt                      (851)
  Dividends on common stock                                           (30,000)                         (34,000)         (2,017)
  Common stock issued                                                                                                    1,140
                                                                     --------        ---------        --------        --------
Net cash provided (used) by financing activities                      (34,444)          21,646            (680)         68,926
                                                                     --------        ---------        --------        --------
Net increase (decrease) in cash and cash equivalents                  (22,628)          23,666          (5,887)          6,953
Cash and cash equivalents, beginning of period                         30,607            6,941          12,828           5,875
                                                                     --------        ---------        --------        --------
Cash and cash equivalents, end of period                             $  7,979        $  30,607        $  6,941        $ 12,828
                                                                     ========        =========        ========        ========


                See notes to consolidated financial statements.

                            MCII HOLDINGS (USA), INC.
                          (A WHOLLY OWNED SUBSIDIARY OF
                      CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of MCII Holdings
(USA), Inc. and subsidiaries ("MCII Holdings" or the "Company"). Financial statements of the Company as of and for any period prior to the August 8, 1994 acquisition described below are designated as "Predecessor."

     MCII Holdings was formed for the purpose of holding Motor Coach Industries International, Inc. ("MCII") as its wholly owned subsidiary. On May 28, 1996, Grupo Dina transferred to MCII Holdings all 100 shares of MCII $.01 par value common stock, in exchange for which MCII Holdings issued to Grupo Dina all 1,000 shares of its $.01 par value common stock. As a result of this exchange between entities under common control, the transaction was accounted for at historical cost in a manner similar to that in a pooling of interests and, therefore, all prior financial statements presented have been restated as if the exchange took place at the beginning of such periods.

     On August 8, 1994, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina") acquired all of the issued and outstanding common stock of MCII. As a result of this transaction, the assets and liabilities of MCII were stated at estimated fair value as of the acquisition date, and the excess of the consideration paid by Grupo Dina over the estimated fair value of the net assets acquired was recorded as goodwill. For financial reporting purposes, the Company accounted for the transaction effective August 1, 1994. See Note R for further discussion.

     The Company is a manufacturer of coaches, and a manufacturer and distributor of coach and transit bus replacement parts, with manufacturing facilities in the United States and Canada. Sales are made predominately in the United States and Canada to a diversified customer base, including independent coach operators, national coach fleet operators, government agencies and others.

     The financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as contingent assets and liabilities disclosed in the financial statements. Actual results could differ from those amounts reported or disclosed. However, management does not believe that such differences, if any, would be material to the Company's financial condition or results of operations. Intercompany accounts and transactions between the Company and its subsidiaries have been eliminated. Certain reclassifications have been made to the financial statements of prior periods to conform to 1996 classifications. Described below are those accounting policies that are particularly significant to the Company, including those selected from acceptable alternatives.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is generally determined on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

     Buildings and leasehold improvements                  3% to 25%
     Assets held for lease                                10% to 20%
     Machinery and equipment                               6% to 33%

NOTES RECEIVABLE

     Notes receivable are collateralized by coaches. Substantially all contracts carry floating rates of interest based on the creditworthiness of each individual purchaser. The allowance for uncollectible contracts is adjusted periodically based on an evaluation of individual contract collectibility.

INTANGIBLES

     Intangibles, which consist primarily of goodwill, are carried at cost less accumulated amortization of $15,294,000 at December 31, 1996 and $8,991,000 at December 31, 1995. Intangibles are amortized primarily on the straight-line method over the periods of expected benefit, but not in excess of 40 years. The Company evaluates the carrying value of goodwill and other intangible assets at each reporting period for possible impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

WARRANTY

     At the time of sale, an accrual for warranty claims, which is based upon management's estimate of future warranty liabilities, is recorded and charged to operations. Actual warranty expenditures are charged to the accrual as incurred, and periodically the accrual is reviewed for adequacy in light of actual experience and adjustments are recorded if necessary.

RESEARCH AND DEVELOPMENT

     Research and development expenses, net of contributions, are charged to income as incurred.

FOREIGN CURRENCY EXCHANGE

     The Company enters into foreign exchange forward contracts to hedge certain firm and anticipated purchase commitments settled in foreign currencies as a means of reducing exposure to fluctuations in foreign exchange rates. The Company does not engage in foreign currency speculation. The contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. Foreign currency transactions which are not hedged are converted at the exchange rate in effect at the date of the transaction. Any gain or loss resulting from the translation is included in the income statement.

PENSIONS AND OTHER BENEFITS

     Trusteed, noncontributory pension plans cover substantially all employees. Benefits for the noncontributory plans are based primarily on final average salary and years of service. Net periodic pension cost for the Company is based on the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

     The Company has defined benefit post retirement plans that provide medical and life insurance for eligible retirees and dependents. The net periodic postretirement benefit cost for the Company is based upon the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."


B.   PROVISION FOR THE RELOCATION OF CORPORATE HEADQUARTERS

     During December 1996, the Company provided $3,000,000 for exit costs associated with the decision to relocate the Company's corporate headquarters from Phoenix, Arizona to Des Plaines, Illinois. The exit costs associated with the relocation, which is expected to occur during the first quarter of 1997, consist of approximately $1,600,000 for abandonment cost related to the Phoenix office lease and $1,400,000 for severance and other costs. At December 31, 1996, severance and other costs totaling $61,000 had been paid and charged against the reserves. The remaining $2,939,000 of reserves are included in the Consolidated Balance Sheet under the captions, "Other current liabilities" ($1,884,000) and "Other deferred items and insurance reserves" ($1,055,000). Substantially all of the remaining severance and other costs will be paid in 1997 and the lease costs will be paid through 2003.

C.   ACQUISITIONS

     In October 1996, the Company purchased certain assets of The Flxible Corporation ("Flxible") that were being sold through bankruptcy proceedings. Flxible was a manufacturer of transit buses and distributor of related replacement parts. The assets were purchased for $12.2 million, funded from the Company's bank credit facility, and will be utilized for the purpose of becoming the OEM parts distributor for the installed fleet of Flxible transit buses. The fair value of assets acquired was $9,774,000 in inventory and $2,426,000 in property, plant and equipment.

     In November 1995, the Company purchased, for $2,021,000, a 70% ownership interest in Nanjing Starley Transportation Company Limited, an intercity coach operation which provides regularly scheduled passenger service in China. The investment, which is being accounted for under the equity method, was made by contributing ten refurbished used coaches valued at $1,071,000 and payment of related fees, duties and shipping costs of $950,000.

     In April 1995, the Company acquired substantially all of the net assets of Billingsley Parts and Equipment, Inc., a distributor of school bus parts. The acquisition was accounted for as a purchase in which total consideration was $2,890,000, of which $2,000,000 was paid in cash and the remainder in the form of a note payable.

         In February 1994, the Company acquired the remaining 31% of the outstanding stock of its then 69% owned Canadian coach manufacturing subsidiary, Motor Coach Industries Limited ("MCIL"), for $34,290,000. The acquisition was accounted for as a purchase and the excess of the purchase price over the estimated fair value of net assets acquired was $11,933,000. Such excess is being amortized over 40 years using the straight line method. As a result of this acquisition, no additional charge to minority interests will be recorded in the Statement of Consolidated Income subsequent to the acquisition date.

         The following table reflects the changes made in the accounts of MCIL as a result of applying push down purchase accounting:

                                                           (000 OMITTED)
         Assets:
              Property, plant and equipment                   $15,500
              Intangibles                                      11,933
                                                              -------
                                                              $27,433
                                                              =======
         Liabilities and Equity:
              Deferred income taxes                           $ 6,425
              Pensions and other benefits                         235
              Stockholders' equity                             20,773
                                                              -------
                                                              $27,433
                                                              =======

         The purchase accounting adjustments described above have resulted in an increase in depreciation expense due to the step-up in the basis of property, plant and equipment, and an increase in amortization expense due to the creation of the intangible. As a result of these adjustments, depreciation and amortization expenses for 1996, 1995 and 1994 increased by $1,879,000, $1,879,000 and $1,598,000, respectively.


D.   DISCONTINUED OPERATIONS

     In November 1993, the Board of Directors of MCII approved a plan of disposition of the transit bus manufacturing segment. This decision was based upon management's review of market activities, business prospects, competitive bidding, evaluation of backlogs, economic value analysis, and opportunities for cost reduction, which indicated that the transit bus manufacturing business may not achieve acceptable profitability in the foreseeable future. As a result of this decision, a charge to discontinued operations of $87,202,000 ($53,629,000 after-tax) was recorded in the third quarter of 1993 to reflect the estimated loss on disposal of the transit manufacturing segment. During 1994 and 1996, based upon further analysis of the estimated loss to be incurred on the disposal, additional provisions of $5,385,000 ($3,500,000 after-tax) and $8,130,000 ($5,000,000 after-tax), respectively, were recorded resulting in total charges relating to discontinued operations of $100,717,000 ($62,129,000 after-tax).

     In November 1994, the Company sold the fixed assets and certain of the inventory of the transit bus manufacturing business, as well as the right to manufacture, remanufacture and distribute transit buses previously made by the Company, for aggregate consideration of $14,947,000. Additionally, the purchaser, for a period of five years from the sale date, has agreed not to distribute parts to transit buses previously made by the Company. The Company retained all other assets and all of the remaining liabilities of the transit manufacturing business.

     The summarized balance sheet of the transit manufacturing segment at December 31 was as follows:

                                            1996            1995
                                            ----            ----
                                                (000 OMITTED)
Assets:
    Accounts receivable                   $  3,372        $18,247
    Other current assets                       815          2,548
    Deferred taxes and other assets          5,538          5,097
                                          --------        -------
                                             9,725         25,892
                                          --------        -------
Liabilities:
    Accounts payable                            --            378
    Other current liabilities                8,711         12,858
    Other liabilities                        1,103          1,345
                                          --------        -------
                                             9,814         14,581
                                          --------        -------
Assets and liabilities, net               $    (89)       $11,311
                                          ========        =======

     As there were no operations in 1996, the following is a summary of the operating results of the transit manufacturing segment for the years ended December 31:

                                                               1995             1994
                                                               ----             ----
                                                                   (000 OMITTED)
     Revenues                                                $ 24,278        $ 166,235
     Operating costs and expenses                              24,881          177,009
                                                             --------        ---------
                                                                 (603)         (10,774)
     Income tax benefit                                           232            4,148
                                                             --------        ---------
     Losses charged to discontinued operations reserve       $   (371)       $  (6,626)
                                                             ========        =========

     The cumulative loss on disposal of the transit manufacturing segment, recorded in 1993, 1994 and 1996, included the following components:

                                                                (000 OMITTED)
     Write-down of assets to estimated liquidation value          $  58,454
     Provision for shut-down costs and other reserves                21,841
     Provision for operating losses during phase-out period          20,422
                                                                  ---------
                                                                    100,717
     Tax benefit                                                    (38,588)
                                                                  ---------
                                                                  $  62,129
                                                                  =========

E.   INVENTORIES

     Inventories at December 31 consisted of the following:

                                                       1996             1995
                                                       ----             ----
                                                           (000 OMITTED)
     Raw materials                                  $  21,065        $  26,219
     Work in process                                   32,614           36,371
     Finished goods                                   129,214           98,979
                                                    ---------        ---------
                                                      182,893          161,569
     Excess quantity and obsolescence reserve         (13,010)         (14,851)
                                                    ---------        ---------
                                                    $ 169,883        $ 146,718
                                                    =========        =========

F.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consisted of the following:

                                                            1996            1995
                                                            ----            ----
                                                                (000 OMITTED)
     Land                                                 $  4,935        $  3,459
     Buildings and leasehold improvements                   32,375          31,947
     Assets held for lease                                  19,368          21,361
     Machinery and equipment                                40,730          27,896
                                                          --------        --------
                                                            97,408          84,663
     Less accumulated depreciation and amortization        (16,362)         (9,642)
                                                          --------        --------
                                                          $ 81,046        $ 75,021
                                                          ========        ========

     Depreciation and amortization expense for property, plant and equipment was $9,004,000, $7,778,000, $3,263,000 and $2,839,000 for the years ended December
31, 1996 and 1995, the five month period ended December 31, 1994 and the seven month period ended July 31, 1994 respectively.


G.   NOTES RECEIVABLE

     Notes receivable at December 31 consisted of the following:

                                                            1996            1995
                                                            ----            ----
                                                                (000 OMITTED)
     Notes receivable, net of allowance for
         uncollectible contracts of $1,285 and $890       $ 32,189        $ 35,631
     Less current portion                                   (4,615)         (4,722)
                                                          --------        --------
     Long-term notes receivable                           $ 27,574        $ 30,909
                                                          ========        ========

     During the years ended December 31, 1996 and 1995, the five month period ended December 31, 1994 and the seven month period ended July 31, 1994, the Company sold $42,705,000, $42,366,000, $21,486,000 and $23,097,000 of its notes receivable for $44,328,000, $44,126,000, $22,386,000 and $23,642,000,
respectively. The Company has agreed to repurchase, for the unpaid balance, any contract for which there has been a material breach of any warranty, representation, covenant or other obligation of the Company as specified in the contract. In the case of default by a debtor, the purchaser, after taking possession of the underlying collateral equipment, may permit the Company to remarket the equipment. The Company is required to reimburse the purchaser for any losses as a result of defaults up to an aggregate of $5,135,000 at December 31, 1996.

     Scheduled annual maturities of notes receivable at December 31, 1996 are $4,615,000 (1997), $4,478,000 (1998), $4,560,000 (1999), $3,580,000 (2000),
$3,336,000 (2001), and $12,905,000 (thereafter).


H.   LONG-TERM DEBT

     Long-term debt at December 31 was as follows:

                                                      1996             1995
                                                      ----             ----
                                                          (000 OMITTED)
     Borrowings under bank credit facility          $  85,000        $  92,000
     Term notes payable, due to 2002                  125,000          125,000
     Note payable at 7% due to 2001                       668              816
                                                    ---------        ---------
                                                      210,668          217,816
     Less current portion                                 148              148
                                                    ---------        ---------
     Long-term debt                                 $ 210,520        $ 217,668
                                                    =========        =========

     In October 1996, the Company refinanced its bank credit facility. The new credit facility provides up to $125,000,000 for borrowing purposes, of which up to $35,000,000 is available for issuance of standby letters of credit, and contains other terms which are substantially similar to the facility refinanced. Borrowings are available under the new facility on a revolving basis through September 30, 1999. As a result of this refinancing, the Company recorded a $1.4 million ($851,000 after-tax) extraordinary charge for the write off of related debt issuance costs. At December 31, 1996, the Company was contingently liable under standby letters of credit in the amount of $6,122,000.

     Canadian revolving credit loans are available to a subsidiary of the Company which provide for loans up to the Canadian equivalent of $7,297,000 of which no amounts were outstanding at December 31, 1996. Borrowings were available at December 31, 1996 on a revolving basis until January 31, 1997. The Company is in the process of extending the term of the loan. Until a final agreement is entered into, the bank has agreed to continue to allow borrowings under this facility on a demand basis.

     The interest rates applicable to borrowings under these agreements are, at the Company's option, indexed to the bank prime rate or the London Interbank Offered Rate ("LIBOR"), plus appropriate spreads over such indices during the period of each borrowing agreement. The agreements also provide for commitment fees. Such spreads and fees can change based upon changes in the Company's financial ratios. Annually, with the participating banks' consent, the term of the agreements may be extended for one year.

     The Company has $125,000,000 of term notes payable which are due in annual installments of $25,000,000 beginning in November 1998 and extending through November 2002. Interest on the notes is at a fixed rate of 9.02%. However, the Company entered into an interest rate swap agreement in November 1994 which effectively changed the interest rate on the notes to LIBOR plus 1.14%. During 1996 and 1995, the Company terminated the swap in exchange for an aggregate cash consideration of $9,683,000 which is being amortized as a reduction of interest expense over the remaining life of the notes. As a result, the effective interest rate is at a fixed rate of 7.31% on the $125,000,000 borrowing.

     The Company's long-term debt agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which the Company is in compliance. At December 31, 1996, no stockholder's equity was available for the payment of dividends by the Company.

     Annual maturities of long-term debt due in the next five years will approximate $148,000 (1997), $25,148,000 (1998), $110,148,000 (1999),
$25,148,000 (2000), $25,076,000 (2001) and $25,000,000 (thereafter).

     Interest paid in the years ended December 31, 1996 and 1995, the five months ended December 31, 1994 and the seven months ended July 31, 1994 was $16,520,000, $15,920,000, $3,559,000 and $5,007,000, respectively.


I.   INCOME TAXES

     Income tax expense (benefit) for the years ended December 31 was comprised of the following:

                                            YEAR ENDED
                                           DECEMBER 31,        FIVE MONTHS ENDED  SEVEN MONTHS
                                       --------------------       DECEMBER 31,    ENDED JULY 31,
                                       1996            1995           1994            1994
                                       ----            ----           ----            ----
                                                                        (000 OMITTED)
     Current:
         United States:
              Federal               $ 11,098        $  3,864        $  2,267        $  3,442
              State                    1,685           1,108             537           1,699
              Foreign                 10,394          11,646           2,914           5,194
                                    --------        --------        --------        --------
                                    $ 23,177        $ 16,618        $  5,718        $ 10,335
                                    ========        ========        ========        ========
     Deferred:
         United States:
              Federal                 (2,812)            373        $   (246)       $  1,220
              State                     (236)             79             (69)            (22)
              Foreign                 (1,562)            567          (1,445)            (11)
                                    --------        --------        --------        --------
                                      (4,610)          1,019          (1,760)          1,187
                                    --------        --------        --------        --------
     Total income tax expense       $ 18,567        $ 17,637        $  3,958        $ 11,522
                                    ========        ========        ========        ========

     Deferred income tax assets and liabilities included in the Consolidated Balance Sheet at December 31 consisted of the following:

                                                    1996             1995
                                                    ----             ----
                                                        (000 OMITTED)
     Deferred tax assets:
         Pensions and other benefits              $  5,775        $  4,979
         Allowances and reserves for losses         10,908           8,739
         Net operating loss carryforward             5,420          12,150
         Deferred state income taxes                 1,517           1,222
         Other                                       1,236             546
                                                  --------        --------
     Total gross deferred tax assets                24,856          27,636
                                                  --------        --------
     Deferred tax liabilities:
         Property, plant and equipment              (6,847)         (8,186)
         Intangibles                                (3,282)         (2,439)
         Installment sales                            (108)           (606)
         Other                                        (176)            (98)
                                                  --------        --------
     Total gross deferred tax liabilities          (10,413)        (11,329)
                                                  --------        --------
     Net deferred tax asset                       $ 14,443        $ 16,307
                                                  ========        ========

     Income taxes paid (received) in the years ended December 31, 1996 and 1995, the five month period ended December 31, 1994 and the seven month period ended July 31, 1994 were $12,984,000, $4,606,000, $6,783,000 and $(1,268,000)
respectively.

     At December 31, 1996, the Company had a U.S. net operating loss carry forward of $15,485,000 which expires in 2009.

     United States and Canadian income before income taxes for the years ended December 31 was as follows:

                                 YEAR ENDED
                                DECEMBER 31,             FIVE MONTHS ENDED   SEVEN MONTHS
                           ----------------------           DECEMBER 31,     ENDED JULY 31,
                           1996              1995              1994              1994
                           ----              ----              ----              ----
                                                  (000 OMITTED)
     United States       $21,874           $12,979           $ 4,649           $12,123
     Canada               19,477            22,916             2,195            11,541
                         -------           -------           -------           -------
                         $41,351           $35,895           $ 6,844           $23,664
                         =======           =======           =======           =======

     A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended December 31 is set forth below:

                                                  YEAR ENDED
                                                 DECEMBER 31,       FIVE MONTHS ENDED  SEVEN MONTHS
                                              ------------------       DECEMBER 31,    ENDED JULY 31,
                                              1996          1995           1994            1994
                                              ----          ----           ----            ----
                                                               (000 OMITTED)
     Computed income tax provision at
         statutory tax rate of 35%          $14,473       $ 12,563        $2,395         $  8,283
     State income taxes                         942            773           304            1,090
     Canadian tax differences                 1,258            637           524              775
     Intangible amortization                  1,367          1,652           543               53
     Foreign dividend received                               2,039
     Minority interests                                                                       132
     Merger related expenses                                                                1,563
     Other, net                                 527            (27)          192             (374)
                                            -------       --------        ------         --------
     Total income tax expense               $18,567       $ 17,637        $3,958         $ 11,522
                                            =======       ========        ======         ========

     The Company's U.S. federal income tax returns have been examined through 1990 and are currently being examined for 1991, 1992, 1993 and 1994.

     The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income relating to transactions with a U.S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return. A notice of objection has been filed by the Company for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to up to $26,000,000 plus interest of approximately $40,000,000 and, in addition, the Company may be subject to potential reassessments for years subsequent to 1992 on the same basis which could result in additional income taxes and interest, all before recoveries of U.S. Federal income taxes which may be available to offset a portion of any additional taxes paid to Canada. Although the Company is still in the process of obtaining additional information, based upon its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

J.   PENSION BENEFITS

     Net periodic pension cost for the two years ended December 31, 1996, 1995, and the five month period ended December 31, 1994 and the seven month period ended July 31, 1994 included the following components:

                                                                 UNITED STATES
                                                 -----------------------------------------------------
                                                     YEAR ENDED
                                                    DECEMBER 31,     FIVE MONTHS ENDED  SEVEN MONTHS
                                                 ------------------     DECEMBER 31,    ENDED JULY 31,
                                                 1996          1995          1994          1994
                                                 ----          ----          ----          ----
                                                                 (000 OMITTED)
     Service cost benefits earned              $   996        $   797        $ 389         $ 545
         during the period
     Interest cost on projected                    896            827          269           377
         benefit obligation
     Actual return on plan assets               (1,019)        (1,592)        (135)         (189)
     Net amortization and deferral                 726          1,127          (78)         (109)
     Other items, primarily defined
         contribution plans, curtailment
         gains and settlement cost
                                                   618            842          162           227
                                               -------        -------        -----         -----
     Net pension cost                          $ 2,217        $ 2,001        $ 607         $ 851
                                               =======        =======        =====         =====

                                                                       CANADA
                                                 ----------------------------------------------------------
                                                      YEAR ENDED
                                                     DECEMBER 31,         FIVE MONTHS ENDED  SEVEN MONTHS
                                                 --------------------        DECEMBER 31,    ENDED JULY 31,
                                                 1996            1995            1994            1994
                                                 ----            ----            ----            ----
                                                                     (000 OMITTED)
     Service cost benefits earned
         during the period                     $   452           $ 375          $ 134           $ 188
     Interest cost on projected
         benefit obligation                        415             401            143             200
     Actual return on plan assets                 (559)           (494)          (187)           (261)
     Net amortization and deferral
                                                     3               1             (3)             (4)
     Other items, primarily defined
         contribution plans, curtailment
         gains and settlement cost                 846             610            223             313
                                               -------           -----          -----           -----
     Net pension cost                          $ 1,157           $ 893          $ 310           $ 436
                                               =======           =====          =====           =====

     The following tables indicate the plans' funded status and amounts recognized in the Consolidated Balance Sheet at December 31:

                                                                        UNITED STATES
                                                ---------------------------------------------------------------
                                                              1996                           1995
                                                              ----                           ----
                                                ASSETS EXCEED  ACCUMULATED      ASSETS EXCEED    ACCUMULATED
                                                 ACCUMULATED     BENEFITS        ACCUMULATED   BENEFITS EXCEED
                                                  BENEFITS     EXCEED ASSETS      BENEFITS         ASSETS
                                                  --------     -------------      --------         ------
                                                                        (000 OMITTED)
     Actuarial present value of benefit obligations:
         Vested benefit obligation                $  6,839         $ 2,757         $ 5,035         $ 1,450
                                                  ========         =======         =======         =======

         Accumulated benefit obligation           $  7,934         $ 2,961         $ 6,422         $ 1,572
                                                  ========         =======         =======         =======

         Projected benefit obligation             $ 10,121         $ 3,422         $ 8,048         $ 1,809
      Market value of plan assets,
         primarily equity and fixed income
         securities                                 10,025             209           8,935             162
                                                  --------         -------         -------         -------
     Plan assets over (under)
         projected benefit obligation                  (96)         (3,213)            887          (1,647)
     Unrecognized transition asset                     (54)                           (63)
     Unrecognized prior service cost (credit)          (5)          1,716             (12)          1,260
     Unrecognized net (gain) loss                   (1,089)          1,111          (1,531)            190
     Additional minimum liability                       --          (2,367)             --          (1,233)
                                                  --------         -------         -------         -------
     Accrued pension cost                         $ (1,244)        $(2,753)        $  (719)        $(1,430)
                                                  ========         =======         =======         =======

                                                                    CANADA
                                                      ----------------------------------
                                                      ASSETS EXCEED ACCUMULATED BENEFITS
                                                      ----------------------------------
                                                             1996            1995
                                                             ----            ----
     Actuarial present value of benefit obligations:
         Vested benefit obligation                         $ 4,355         $ 3,711
                                                           =======         =======

         Accumulated benefit obligation                    $ 4,378         $ 3,713
                                                           =======         =======

         Projected benefit obligation                      $ 5,582         $ 4,794
     Market value of plan assets,  primarily equity
         and fixed income securities                         5,810           5,030
                                                           -------         -------
     Plan assets over projected  benefit obligation            228             236
     Unrecognized transition asset
                                                                (4)             (6)
     Unrecognized prior service cost                            47              51
     Unrecognized net loss                                     382             201
                                                           -------         -------
     Prepaid pension cost                                  $   653         $   482
                                                           =======         =======

Weighted average assumptions used were:

                                                          UNITED STATES                        CANADA
                                                          -------------                        ------
                                                    1996       1995       1994       1996       1995       1994
                                                    ----       ----       ----       ----       ----       ----
     Discount rate for obligation                   7.5%       7.5%       7.5%       7.5%       8.5%       8.5%
     Rate of increase in compensation               5.0%       4.5%       4.5%       4.5%       5.0%       5.0%
     Long-term rate of return on assets             9.5%       9.5%       9.5%       9.5%       9.0%       9.0%

K.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The net periodic postretirement benefit cost for the years ended December 31, 1996, 1995, and the five month period ended December 31, 1994 and the seven month period ended July 31, 1994 included the following components:

                                                        YEAR ENDED
                                                       DECEMBER 31,               FIVE MONTHS ENDED     SEVEN MONTHS
                                                    ------------------               DECEMBER 31,       ENDED JULY 31,
                                                    1996          1995                   1994               1994
                                                    ----          ----                   ----               ----
                                                                         (000 OMITTED)
     Service cost benefits attributed              $ 538         $  416                  $ 188              $ 262
         to service during the  period
     Interest cost on the accumulated                451            401                    162                227
         postretirement  benefit obligation
     Net amortization and deferral                   (71)           (45)                    (5)                (6)
     Curtailment gain                               (665)
                                                   -----         ------                  -----              -----
     Net periodic postretirement benefit cost      $ 253         $  772                  $ 345              $ 483
                                                   =====         ======                  =====              =====


     As a result of a workforce reduction in the Company's New Mexico engineering facility, a curtailment gain of $665,000 was realized during 1996.

     The status of the plans at December 31 was as follows:

                                                      1996          1995
                                                      ----          ----
                                                         (000 OMITTED)
Retirees                                             $  709        $1,173
Fully eligible active plan participants               1,737         1,425
Other active plan participants                        3,910         3,686
                                                     ------        ------
Accumulated postretirement benefit obligation         6,356         6,284
Unrecognized prior service cost                          21            34
Unrecognized net gain                                   505           329
                                                     ------        ------
Accrued postretirement benefit cost                  $6,882        $6,647
                                                     ======        ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") was 11.0% in 1996, gradually declining to 5.0% by the year 2002 and remaining at that level thereafter for retirees below age 65, and 8.0% in 1996, gradually declining to 5.0% by the year 2002 and remaining at that level thereafter for retirees above age 65. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately 20%, and the net periodic postretirement benefit cost by approximately 23%.

     The assumed discount rate used in determining the APBO was 7.5% in 1996 and 1995.


L.   LEASE OBLIGATIONS

     Certain warehouses, offices and equipment are leased under leases expiring through the year 2007 with some of the leases providing for renewal options. Leases which expire are generally renewed or replaced by similar leases.

     At December 31, 1996, future minimum rental payments with respect to noncancellable operating leases with terms in excess of one year were as follows: $2,273,000 (1997), $1,465,000 (1998), $1,293,000 (1999), $1,043,000
(2000), $631,000 (2001) and $1,039,000 (thereafter).

     Total rental expense for the years ended December 31, 1996 and 1995, the five month period ended December 31, 1994 and the seven month period ended July 31, 1994 was $3,440,000, $3,106,000, $1,211,000 and $1,829,000, respectively.


M.   LITIGATION

     Certain entities of the Company are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve or may involve claims for compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings and pending claims could be decided against the Company. Although the amount of liability at December 31, 1996 with respect to these matters is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial condition or results of operations.


N.   COMMITMENTS AND CONTINGENT OBLIGATIONS

     As a part of the Company's marketing strategy for the 1997 introduction of the new EL model intercity coach, the "Renaissance", The Company has entered into trade-in agreements whereby certain customers may trade-in, at predetermined values, their recently purchased D or DL model coaches when purchasing a new EL model. Under the terms of the agreements, the

Company has committed to trade-in values ranging from 91% of the original invoice price for an 18 month old coach to 73% for a 36 month old coach; the trade-in values are estimated by management to approximate fair value for the coaches at the time of the trade-in. At December 31, 1996, the Company's commitments under this program ranged from a high of $16,152,000 to a low of $14,525,000.

     During 1996, the Company completed a research and development project which had been undertaken with the cooperation of the Government of Canada and the Province of Manitoba. Agreements entered into between the parties for this project provided for payment of matching contributions and specified that the contributions may be repayable if, during the first five years following project completion, the ratio of Canadian employees to total employees of the Company falls below 40%. During 1996, 1995 and 1994, the Company recorded $1,479,000, $3,305,000 and $698,000, respectively, from the contribution programs, which has been applied against research and development expenses. As of December 31, 1996, the total amount of such contributions totaled $7,373,000.


O.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FAIR
     VALUE OF FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company enters into foreign exchange forward contracts to hedge certain firm and anticipated purchase commitments which are settled in Canadian dollars. These contracts are purchased to reduce the impact of Canadian dollar currency fluctuations on operating results. The Company does not engage in Canadian dollar currency speculation. The contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the materials being purchased. At December 31, 1996 and 1995, the Company had approximately $17,855,000 and $52,902,000, respectively, of Canadian dollar exchange forward contracts outstanding. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the other party. Management believes the risk of incurring such losses is remote as the contracts are entered into with major financial institutions.

     At December 31, 1995, the Company had an interest rate swap outstanding with a commercial bank which had a notional principal amount of $62,500,000 on which the Company paid interest at LIBOR and received interest at 7.88%. The swap was entered into to effectively change the interest rate on $62,500,000 of the Company's $125,000,000 of term notes payable to LIBOR plus 1.14%. During 1996, the Company settled the entire notional principal amount of the swap, resulting in proceeds to the Company of $4,733,000 which is being amortized as an adjustment to interest expense over the remaining life of the notes.

     As an adjunct to its new and used coach business, the Company has entered into repurchase and first loss agreements with certain companies which provide financing for coaches sold by the Company, pursuant to which the Company agrees to either repurchase coaches from such companies or guarantees the payment of certain obligations of coach owners or operators. The amount of such agreements as of December 31, 1996 and 1995 was approximately $26,678,000 and $3,462,000, respectively. Additionally, as a result of certain sales of notes receivable and leases during 1996 and 1995, the Company is obligated to reimburse the purchaser of such notes and leases for any losses as a result of defaults up to $6,272,000 as of December 31, 1996 and $9,526,000 as of December 31, 1995. The Company has experienced no material losses in respect of such obligation, and losses under existing agreements are not expected to exceed amounts reserved for such losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair value of financial instruments have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying values of cash and cash equivalents, receivables, bank overdrafts and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 were as follows:

                                                           1996                                1995
                                                           ----                                ----
                                               CARRYING            FAIR             CARRYING           FAIR
                                                AMOUNT             VALUE             AMOUNT            VALUE
                                                ------             -----             ------            -----
                                                                        (000 OMITTED)
     Notes receivable                          $  32,189         $  32,184         $  35,631         $  35,658
     Investment in equity security                    --                --             1,200             1,200
     Debt                                       (210,668)         (209,710)         (217,816)         (229,678)
     Foreign exchange forward contracts               --                22                --                84
     Interest rate swap                               --                --                --             5,891

     The methods and assumptions used to estimate the fair values of the financial instruments are summarized as follows:

     Notes receivable - Estimated by discounting the future cash flows using rates currently used for notes of similar terms and maturities.

     Investment in equity security - Estimated at its carrying value.

     Debt - Estimated by discounting the future cash flows, using rates currently available for debt of similar terms and maturity.

     Foreign exchange forward contracts (used for hedging purposes) - Estimated using quoted exchange rates.

     Interest rate swap - Estimated by discounting future cash flows using rates currently available. The swap agreement specifically hedged portions of the Company's term notes payable.


P.   RELATED PARTY TRANSACTIONS

     In 1993, the Company purchased a 10% ownership interest in Mexicana de Autobuses, S.A. de C.V. ("MASA"), a coach manufacturing company in Mexico, for $6,000,000. In December 1994, the Company distributed the MASA shares to MCII as a dividend. MCII in turn distributed the shares to Grupo Dina as a dividend. In December 1995, the Company repurchased the MASA shares directly from Grupo Dina for $1,200,000.

     Amounts due from (to) Grupo Dina were $353,000, included in other current assets, and $(880,000), included in other current liabilities, as of December 31, 1996 and $(367,000), included in other current liabilities, as of December 31, 1995. Notes receivable at December 31, 1996 included a $116,000 note from Nanjing Starley Transportation Company Limited.

     Additional related party transactions for the years ended December 31 were as follows:

                                                              1996          1995
                                                              ----          ----
                                                                (000 OMITTED)
     Purchases from Grupo Dina:
         Coaches for resale                                 $58,215        $27,289
         Production materials and tooling                     3,422          1,423
                                                            -------        -------
                                                            $61,637        $28,712
                                                            =======        =======

     Quantity of coaches purchased for resale                   270            129

     Sales to Grupo Dina:
         Production materials and after-market parts        $ 1,691        $ 2,279
                                                            =======        =======

     Payments to Grupo Dina for management services         $ 1,000
                                                            =======

Q.   LOSS OR GAIN ON EQUITY INVESTMENTS

     In 1996, the Company evaluated the realizability of its investment in MASA and, due to the continuing operating losses of MASA and prolonged weaknesses in the Mexican economy, wrote off the investment resulting in a pre-tax loss of $1,200,000.

         In January 1995, the Company purchased 6,004,144 shares of Greyhound Lines, Inc. ("GLI") through a rights offering of GLI's Common Stock. In October 1995, the investment was sold, resulting in a pre-tax gain of $10,522,000.


R.       ACQUISITION BY GRUPO DINA

         PURCHASE ACCOUNTING ADJUSTMENTS

         On August 8, 1994, Grupo Dina acquired all of the issued and outstanding common stock of MCII. The acquisition was accounted for as a purchase and "push down accounting" was applied, with the result that purchase accounting adjustments were reflected in the accounting of MCII and its subsidiaries.

         Application of push down purchase accounting resulted in a preliminary adjustment of all outstanding assets and liabilities of the Company to their estimated fair value on the date of the acquisition. The Company is also in the process of obtaining additional information to quantify the potential liability related to certain preacquisition U.S. and Canadian tax contingencies. Once those amounts have been quantified, the contingencies may be recorded as an additional purchase accounting adjustment. The excess of the consideration paid by Grupo Dina over the estimated fair value of the net assets acquired, based upon the preliminary purchase accounting adjustment, was $236,064,000 and is being amortized over 40 years using the straight line method. The following table reflects the changes made in the accounts of MCII Holdings and its subsidiaries as a result of applying push down accounting:

                                                    (000 OMITTED)
              Assets:
                 Inventories                          $  (1,200)
                 Property, plant and equipment            7,383
                 Deferred income taxes                  (34,021)
                 Intangibles                            236,064
                                                      ---------
                                                      $ 208,226
                                                      =========
              Liabilities and Equity:
                 Stockholders' equity                 $ 208,226
                                                      =========

         The purchase accounting adjustments described above have resulted in an increase in depreciation expense due to the step-up in the basis of property, plant and equipment, and an increase in amortization expense due to the creation of the intangible. As a result of these adjustments, the increase in depreciation and amortization expense for 1996, 1995 and 1994 was $6,429,000, $6,450,000 and $2,655,000, respectively.

         MERGER RELATED EXPENSES

         In connection with the 1994 acquisition of MCII by Grupo Dina, the Company incurred $11,294,000 of merger related expenses. These expenses were for the cash settlement of all outstanding stock options and the acceleration of vesting on all unvested restricted stock ($6,831,000) and for professional fees, printing, travel and other costs related to the transaction ($4,463,000).


S.       GUARANTEE OF PARENT COMPANY DEBT AND PLEDGE OF ASSETS

         On June 3, 1996 the Company became contingently liable for payments of principal and interest on Senior Secured Discount Notes of Grupo Dina due 2002 with an aggregate principal amount of $206,499,680 ("Discount Notes"). It is intended that all payments with respect to the Discount Notes be paid by Grupo Dina, and that payments be made by the Company only in the event of a failure to pay by Grupo Dina.

         The Company's obligation under the Discount Notes is secured by a pledge of the common stock of its wholly owned subsidiary, Motor Coach Industries International, Inc. The indenture governing the Discount Notes provides for certain restrictive covenants with which the Company is currently in compliance.

         The Discount Notes bear interest at an annual rate of 12% through maturity, on a zero coupon basis through November 15, 1998 and, thereafter, payable in cash. If, however, the Discount Notes do not achieve minimum debt ratings by November 15, 1999, the interest rate increases to 15% from such date through maturity. As of December 31, 1996, the book value of the Discount Notes was $166.7 million and the fair value was $169.3 million.


T.       SUBSEQUENT EVENTS (UNAUDITED)

        On January 31, 1997, MCII Holdings acquired from its parent company, Grupo Dina, 99.99% of the shares of Dina Autobuses, S.A. de C.V. ("Autobuses"). This change in structure was accomplished by Grupo Dina contributing 99.99% of the capital stock of Autobuses ($50.3 million in net assets as of December 31, 1996) to MCII Holdings, thereby making Autobuses and its two subsidiaries, Autopartes Hidalguenses, S.A. de C.V. and Carrocera Sahagun, S.A. de C.V., subsidiaries of MCII Holdings.

         The acquisition will be accounted for as a pooling of interests. Accordingly, the financial statements which include periods after January 31, 1997 will reflect the financial condition, results of operations, changes in stockholders' equity and cash flows of MCII Holdings and Autobuses as if the companies had been consolidated for all periods presented. Pro forma revenues and net income of the combined companies (which will become the historical revenues and net income for financial statements which include periods after January 31, 1997) were $656,046,000 and $30,947,000, for the year ended December 31, 1996 and $522,174,000 and $2,953,000 for the year ended December 31, 1995.

U.   BUSINESS SEGMENT AND GEOGRAPHIC DATA

     BUSINESS SEGMENT DATA

     The Company's principal business activities are categorized into two business segments for financial reporting purposes -- coach manufacturing and support and distribution of replacement parts.

                                                          YEAR ENDED
                                                         DECEMBER 31,           FIVE MONTHS ENDED   SEVEN MONTHS
                                                    ----------------------         DECEMBER 31,     ENDED JULY 31,
                                                    1996              1995             1994             1994
                                                    ----              ----             ----             ----
                                                                          (000 OMITTED)
    Revenues:
         Coach manufacturing and support         $ 502,092          $375,837         $137,942         $194,873
         Replacement parts                         159,201           140,500           56,431           78,221
                                                 ---------          --------         --------         --------
                                                 $ 661,293          $516,337         $194,373         $273,094
                                                 =========          ========         ========         ========
     Operating income:
         Coach manufacturing and support         $  40,092          $ 23,326         $  2,118         $ 24,715
         Replacement parts                          14,561            15,013            7,001           12,208
                                                 ---------          --------         --------         --------
         Non recurring merger
              expenses                                                                                 (11,294)
                                                 =========          ========         ========         --------
                                                 $  54,653          $ 38,339         $  9,119         $ 25,629
                                                 =========          ========         ========         ========
     Depreciation and amortization:
         Coach manufacturing and support         $  12,417          $ 10,710         $  4,268         $  2,644
         Replacement parts                           4,241             3,908            1,573              635
                                                 ---------          --------         --------         --------
                                                 $  16,658          $ 14,618         $  5,841         $  3,279
                                                 =========          ========         ========         ========
     Capital expenditures:
         Coach manufacturing and support         $  11,749          $ 10,595         $  4,052         $  1,158
         Replacement parts                           1,229             1,964              863              778
                                                 ---------          --------         --------         --------
                                                 $  12,978          $ 12,559         $  4,915         $  1,936
                                                 =========          ========         ========         ========


                                                  YEAR ENDED DECEMBER 31,
                                                   1996             1995
                                                   ----             ----
                                                       (000 OMITTED)
     Assets:
         Coach manufacturing and support         $410,419         $411,493
         Replacement parts                        198,750          191,238
         Discontinued operations                                    11,311
                                                 --------         --------
                                                 $609,169         $614,042
                                                 ========         ========

     Major customers are defined as those which individually accounted for more than 10% of the Company's revenue. The Company's only major customer was Greyhound Lines, Inc. which, during the year ended 1996 and the seven months ended July 31, 1994 accounted for 14% and 21%, respectively, of the Company's consolidated revenues.

     GEOGRAPHIC DATA

                                              YEAR ENDED
                                              DECEMBER 31,           FIVE MONTHS ENDED  SEVEN MONTHS
                                         ----------------------         DECEMBER 31,    ENDED JULY 31,
                                         1996              1995             1994            1994
                                         ----              ----             ----            ----
                                                            (000 OMITTED)
     Revenues:
         United States                $ 579,136          $445,732         $180,478         $247,974
         Canada                          82,157            70,605           13,895           25,120
                                      ---------          --------         --------         --------
                                      $ 661,293          $516,337         $194,373         $273,094
                                      =========          ========         ========         ========
     Operating Income:
         United States                $  45,005          $ 31,496         $  7,736         $ 34,060
         Canada                           9,648             6,843            1,383            2,863
         Non recurring merger
              expenses                                                                      (11,294)
                                      ---------          --------         --------         --------
                                      $  54,653          $ 38,339         $  9,119         $ 25,629
                                      =========          ========         ========         ========

                                YEAR ENDED DECEMBER 31,
                                 1996             1995
                                 ----             ----
                                     (000 OMITTED)
     Assets:
         United States         $449,765         $430,087
         Canada                 159,404          183,955
                               --------         --------
                               $609,169         $614,042
                               ========         ========

REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE



To the Stockholder of
 MCII Holdings (USA), Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 28, 1997 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP


Chicago, Illinois
March 28, 1997

                                   SCHEDULE I

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                                 BALANCE SHEET



                                                                        December 31,       December 31,
(000 omitted, except share data)                                            1996               1995
-------------------------------------------------------------------------------------------------------
                                     ASSETS
Investment in subsidiary                                                 $ 280,700          $ 294,808
                                                                         =========          =========


                              STOCKHOLDER'S EQUITY

Common stock, $.01 par value, 1,000 shares authorized and issued
Additional capital                                                         317,465            317,465
Deficit                                                                    (31,923)           (18,856)
Unfunded pension loss, net of taxes                                           (423)
Cumulative translation adjustments                                          (4,419)            (3,801)
                                                                         ---------          ---------
  Total stockholder's equity                                               280,700            294,808
                                                                         ---------          ---------
                                                                         $ 280,700          $ 294,808
                                                                         =========          =========

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                              STATEMENT OF INCOME


                                                                                    Predecessor
                                                                                    -----------
                                        Year Ended December 31,  Five Months Ended  Seven Months
                                       -------------------------    December 31,   Ended July 31,
(000 omitted)                            1996            1995          1994            1994
-------------------------------------------------------------------------------------------------
Equity in income of subsidiary         $16,933         $18,258         $2,886         $8,642

                                       -------         -------         ------         ------

Net income                             $16,933         $18,258         $2,886         $8,642
                                       =======         =======         ======         ======

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                            STATEMENT OF CASH FLOWS



                                                                                                                Predecessor
                                                                                                                -----------
                                                               Year Ended December 31,      Five Months Ended   Seven Months
                                                               -----------------------         December 31,   Ended July 31,
(000 omitted)                                                  1996              1995              1994            1994
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income                                                 $ 16,933          $ 18,258          $ 2,886          $ 8,642
  Adjustments to reconcile net income to net cash
    provided by operations:
    Equity in income of subsidiary                            (16,933)          (18,258)          (2,886)          (8,642)
                                                             --------          --------          -------          -------
Net cash provided (used) by operating activities                    0                 0                0                0
                                                             --------          --------          -------          -------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Dividends received from subsidiary                           30,000                             34,000              877
  Dividends paid on common stock                              (30,000)                           (34,000)          (2,017)
  Common stock issued                                                                                               1,140
                                                             --------          --------          -------          -------
Net cash provided (used) by financing activities                    0                 0                0                0
                                                             --------          --------          -------          -------
Net increase (decrease) in cash and cash equivalents                0                 0                0                0
Cash and cash equivalents, beginning of period                      0                 0                0                0
                                                             --------          --------          -------          -------
Cash and cash equivalents, end of period                     $      0          $      0          $     0          $     0
                                                             ========          ========          =======          =======