Form 10-K405/A
period 1996-12-31
MCII HOLDINGS USA INC
filed 1997-04-30
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K/A


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


         4.6 Indenture, dated as of April 30, 1996, between Grupo Dina and IBJ Schroder Bank & Trust Company, as Trustee, relating to the Notes, including the form of Old Note and New Note, filed as
                 Exhibit 2.4 to Grupo Dina's Annual Report on Form 20-F for the year ended December 31, 1995 and incorporated by reference herein.

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

        10.6* Coach Purchase Agreement, dated August 1, 1995, between Dina Autobuses, S.A. de C.V. and Hausman Bus Sales, Inc.

        10.7* Employment Agreement, dated as of September 30, 1996, between Universal Coach Parts, Inc. and Jerry W. Bost.



        10.8* Employment Agreement, dated as of September 30, 1996, between Transportation Manufacturing Operations, Inc. and James P. Bernacchi.


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


         4.6 Indenture, dated as of April 30, 1996, between Grupo Dina and IBJ Schroder Bank & Trust Company, as Trustee, relating to the Notes, including the form of Old Note and New Note, filed as
                 Exhibit 2.4 to Grupo Dina's Annual Report on Form 20-F for the year ended December 31, 1995 and incorporated by reference herein.

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

        10.6* Coach Purchase Agreement, dated August 1, 1995, between Dina Autobuses, S.A. de C.V. and Hausman Bus Sales, Inc.


        10.7* Employment Agreement, dated as of September 30, 1996, between Universal Coach Parts, Inc. and Jerry W. Bost.


        10.8* Employment Agreement, dated as of September 30, 1996, between Transportation Manufacturing Operations, Inc. and James P. Bernacchi.


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