Form 10-Q
period 1997-03-31
MCII HOLDINGS USA INC
filed 1997-05-20
CIK 1019534

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended MARCH 31, 1997

                        Commission File No. 333-08871

                          MCII HOLDINGS (USA), INC.
            (Exact name of registrant as specified in its charter)


             Delaware                           86-0830781
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  (incorporation or organization)


               10 East Golf Road, Des Plaines, Illinois  60016
             (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:  (847) 299-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of April 30, 1997.

                          REDUCED DISCLOSURE FORMAT
     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                    INDEX

                          MCII HOLDINGS (USA), INC.




                                                          PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements                       1

Item 2.         Management's Narrative Analysis
                of the Results of Operations               8

Item 3.         Quantitative and Qualitative
                Disclosures About Market Risk           Omitted


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                       None

Item 2.         Changes in Securities                   Omitted

Item 3.         Defaults Upon Senior Securities         Omitted

Item 4.         Submission of Matters to a Vote
                of Security Holders                     Omitted

Item 5.         Other Information                         None

Item 6.         Exhibits and Reports on Form 8-K           9

                Signatures                                 10





     Some information included in this Report on Form 10-Q may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by MCII Holdings (USA), Inc. or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions including inflation, interest rate fluctuations, trade restrictions, and general debt levels; competitive factors including price pressures, technological developments, and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. MCII Holdings (USA), Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)


                  UNAUDITED STATEMENT OF CONSOLIDATED INCOME


                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
(000 omitted)                                                        1997          1996
-------------------------------------------------------------------------------------------
Revenues:
  Sales                                                          $  177,483     $  142,710
  Finance income                                                      1,352          1,475
                                                                 -----------    -----------
                                                                    178,835        144,185
                                                                 -----------    -----------
Operating costs and expenses
  Cost of sales (exclusive of items shown separately below)         137,522        112,349
  Depreciation and amortization                                       4,346          4,423
  Interest expense, finance operations                                  614            690
  Research and development expenses                                   1,800          1,934
  Selling, general and administrative expenses                       14,961         16,926
                                                                 -----------    -----------
                                                                    159,243        136,322
                                                                 -----------    -----------

Operating Income                                                     19,592          7,863
                                                                 -----------    -----------

Other income and (expense):
  Interest (expense)                                                 (6,420)        (3,987)
  Other income                                                          275          1,350
  Gain (loss) on equity investments                                   1,468             44
                                                                 -----------    -----------
                                                                     (4,677)        (2,593)
                                                                 -----------    -----------

Income before income taxes                                           14,915          5,270

Income taxes                                                          6,591          1,998
                                                                 -----------    -----------
Net Income                                                       $    8,324     $    3,272
                                                                 ===========    ===========


                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)


                     UNAUDITED CONSOLIDATED BALANCE SHEET



                                                                 March 31,    December 31,
(000 omitted)                                                       1997          1996
-------------------------------------------------------------------------------------------
                     ASSETS
Current Assets:
  Cash and cash equivalents                                     $   9,127        $   9,287
  Trade and other accounts receivable                              82,197           53,760
  Current portion of notes receivable                               3,945            4,615
  Inventories                                                     192,685          192,928
  Deferred income taxes                                            12,351           12,308
  Other current assets                                             24,428            3,589
                                                                ---------        ---------
     Total Current Assets                                         324,733          276,487
Property, plant, and equipment                                    114,346           90,929
Notes receivable                                                   31,308           27,574
Deferred income taxes                                              18,762           30,119
Intangible assets                                                 234,589          236,954
Other assets                                                       25,218            9,609
                                                                ---------        ---------
     Total Assets                                               $ 748,956        $ 671,672
                                                                =========        =========

     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Bank overdrafts                                               $  10,243        $   2,656
  Accounts payable                                                 50,358           42,532
  Accrued compensation and other benefits                           9,016           11,641
  Accrued warranties                                               10,097            9,543
  Accrued income taxes                                              6,134            6,713
  Insurance reserves                                                4,784            5,325
  Other current liabilities                                        40,890           20,428
  Current portion of long-term debt                                 3,353              148
                                                                ---------        ---------
     Total Current Liabilities                                  134,875           98,986
Long-term debt                                                    247,713          210,520
Pensions and other benefits                                        12,389           11,550
Net liabilities of discontinued operations                          2,883               89
Other deferred items and insurance reserves                        17,084           17,785
Deferred income taxes                                                 590            6,073
Commitments and contingent liabilities                                  -                -
                                                                ---------        ---------
     Total Liabiliites                                            415,534          345,003
                                                                ---------        ---------
Stockholder's Equity:
  Common stock and additional capital                             428,620          424,302
  Accumulated deficit                                             (13,130)         (22,307)
  Unfunded pension loss, net                                         (423)            (423)
  Cumulative translation adjustments                              (81,645)         (74,903)
                                                                ---------        ---------

     Total Stockholder's Equity                                   333,422          326,669
                                                                ---------        ---------

     Total Liabilities and Stockholder's Equity                 $ 748,956        $ 671,672
                                                                =========        =========


                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)


                UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS


                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
(000 omitted)                                                        1997          1996
-------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
  Net Income                                                      $  8,324        $  3,272
  Adjustments to reconcile net income to net cash
   provided (used) by operations:
    Depreciation and amortization                                    4,493           4,442
    Deferred income taxes                                            6,200          (2,070)
    Gain on sale of property and notes receivable                     (374)           (233)
    Other noncash items, net                                        (1,512)            731
    Change in operating assets and liabilities, net                (24,209)        (18,092)
                                                                  ---------       ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    (7,078)        (11,950)
                                                                  ---------       ---------
Cash Flows Provided (Used) By Investing Activities:
  Capital expenditures                                             (18,699)         (2,450)
  Investments in assets held for lease                              (8,271)         (8,852)
  Proceed from sale of property and assets held for lease              516             778
  Investment in notes receivable                                   (10,247)         (9,866)
  Collections of notes receivable                                    1,451           1,248
  Proceeds from sale of notes receivable                             5,429             915
  Acquired businesses or equity investments, net                   (10,247)              -
  Discontinued operations, net changes                               2,794             108
                                                                  ---------       ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (37,274)        (18,119)
                                                                  ---------       ---------

Cash Flows Provided (Used) By Financing Activities:
  Net change in bank overdrafts                                      7,587           4,157
  Net change in bank credit facilities                              32,615               -
  Additional long-term borrowings                                    7,783               -
  Termination of interest rate swap position                             -           2,805
                                                                  ---------       ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    47,985           6,962
                                                                  ---------       ---------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                            (3,793)          1,622
                                                                  ---------       ---------

NET INCREASE (DECREASE) IN CASH                                       (160)        (21,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       9,287          30,670
                                                                  ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  9,127        $  9,185
                                                                  =========       =========



                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)




Note 1 - Unaudited Interim Financial Statements


     This report updates MCII Holdings (USA), Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, in accordance with the instructions to Form 10-Q. It is presumed that the reader has read the Annual Report on Form 10-K.

     The accompanying financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by generally accepted accounting principles for complete financial statements, as provided at year end.

     The reader is reminded that the results of operations for interim periods are not necessarily indicative of the results for the complete fiscal year.


Note 2 - Principles of Consolidation and Presentation


     The Company is a wholly owned subsidiary of Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), a Mexican Corporation. These unaudited financial statements present the accounts of MCII Holdings (USA), Inc. and its subsidiaries (the "Company" or "MCII Holdings"). The Company's principal operating subsidiaries are Motor Coach Industries International, Inc., Transportation Manufacturing Operations, Inc., Motor Coach Industries, Inc. ("MCI-U.S.), Motor Coach Industries Limited ("MCI-Canada"), Hausman Bus Sales, Inc. ("Hausman"), Universal Coach Parts, Inc. ("UCP"), and Dina Autobuses S.A. de C.V. ("Autobuses").

     On January 31, 1997, The Company acquired from Grupo Dina, its parent company, 99.99% of the shares of Autobuses as a contribution of capital. This acquisition represents a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interest basis, with the accompanying financial statements restated for all periods presented.

     All significant intercompany balances and transactions have been
eliminated on consolidation.   Prior period amounts include all
reclassifications necessary to conform to current presentations.

Note 3 - Revenues and Operating Income, Supplementary Information


                                                       Three Months Ended
                                                -------------------------------
                                                  March 31,          March 31,
                                                    1997               1996
                                                ----------------  -------------
                                                         (000's omitted)
Revenues:
  Sales:
     Coach Manufacturing and Support:
       United States                            $ 101,098            $  94,117
       Canada                                      16,912                7,592
       Mexico                                       7,821                1,779
                                                ---------            ---------
                                                  125,831              103,488
                                                ---------            ---------
     Replacement Parts:
       United States                               43,343               31,488
       Canada                                       7,463                7,397
       Mexico                                         846                  337
                                                ---------            ---------
                                                   51,652               39,222
                                                ---------            ---------
                                                  177,483              142,710
                                                ---------            ---------
     Finance Income                                 1,352                1,475
                                                ---------            ---------
                                                $ 178,835            $ 144,185
                                                ---------            ---------

Operating Income:
     Coach Manufacturing and Support:
       United States                            $   9,201            $   2,973
       Canada                                       1,329                  591
       Mexico                                       2,116                 (205)
                                                ---------            ---------
                                                   12,646                3,359
                                                ---------            ---------
     Replacement Parts:
       United States                                5,288                3,298
       Canada                                       1,270                  940
       Mexico                                          70                  (19)
                                                ---------            ---------
                                                    6,628                4,219
                                                ---------            ---------
                                                   19,274                7,578
                                                ---------            ---------
     Finance Income                                   318                  285
                                                ---------            ---------
                                                $  19,592            $   7,863
                                                ---------            ---------


Note 4 - Inventories

     Inventories consisted of the following:

                                                 March 31,        December 31,
                                                   1997                 1996
                                                --------------  --------------
                                                         (000's omitted)
     Raw material                               $  45,093            $  49,411
     Work in process                               38,048               33,945
     Finished goods                               126,219              130,676
                                                ---------            ---------
                                                  209,360              214,032
     Inventory reserves                           (16,675)             (21,104)
                                                ---------            ---------
                                                $ 192,685            $ 192,928
                                                ---------            ---------

Note 5 - Debt



  Debt consisted of the following:
                                         March 31,              December 31,
                                           1997                    1996
                                           ----                    ----
                                                  (000's omitted)

  Bank overdrafts                         $ 10,243               $  2,656
  Current portion of long-term debt          3,353                    148
                                          --------               --------
                                            13,596                  2,804
                                          --------               --------


  Term notes payable                       125,000                125,000
  Borrowings under bank credit facility    113,000                 85,000
  Mexican lease financing                    7,783                     -
  Canadian revolving credit facility         4,615                     -
  Note payable                                 668                    668
                                          --------               --------
                                           251,066                210,668
  Current portion of long-term debt         (3,353)                  (148)
                                          --------               --------
                                           247,713                210,520
                                          --------               --------

                                          $261,309               $213,324
                                          --------               --------


     The Mexican financing was undertaken in conjunction with Autobuses' investment in a bus leasing company and was offset by the acquisition of over 200 buses on lease (shown as capital expenditures in the first quarter of 1997).

     Canadian revolving credit loans are made available to a subsidiary of the Company under an agreement which provided a credit facility of Cdn$10.0 million (equivalent to $7.2 million) and expired on January 31, 1997. This agreement was extended while a replacement credit facility of Cdn$19.0 million (equivalent to $13.7 million) was being finalized.

Note 6 - Cash Flow Effect of Change in Operating Assets and Liabilities

     Change in operating assets and liabilities consisted of:


                                                              Three Months Ended
                                                              ------------------
                                                      March 31,                 March 31,
                                                       1997                      1996
                                                       ----                      ----
                                                                (000's omitted)
Decrease (Increase) in Operating Assets:
        Receivables                                 $ (36,771)                 $ (14,652)
        Inventories                                      (618)                    (3,062)
        Other operating assets                         (9,951)                       865
                                                    ----------                 ----------
                                                      (47,340)                   (16,849)
                                                    ----------                 ----------
Increase (Decrease) in Operating Liabilities:
        Accounts payable                               10,457                      4,394
        Accrued income taxes                           (1,060)                    (6,378)
        Other operating liabilities                    13,734                        741
                                                    ----------                 ----------
                                                       23,131                     (1,243)
                                                    ----------                 ----------
Net Cash Flow Effect                                $ (24,209)                 $ (18,092)
                                                    ----------                 ----------


     The first quarter increase in receivables is in large part a seasonal matter as sales volume increased in anticipation of the touring season. The receivables increase in 1997 was also affected by increased sales activity and a limited granting of more liberal credit terms.



Note 7 - Related Party Transactions

     The Company provides for allocable management and administrative expenses incurred by Grupo Dina. In the first quarter of 1997, the provision for such expenses was $ 0.5 million. The amounts due to Grupo Dina for such expenses at March 31, 1997 and December 31, 1996 were $0.7 million and $1.0 million, respectively.

     During the first quarters of 1997 and 1996 the Company purchased from Grupo Dina, in the ordinary course of business, $1.6 million and $0.8 million, respectively, in goods and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 1997 TO FIRST QUARTER 1996

     General. Revenues for the quarter ended March 31, 1997 were $178.8 million, an increase of 24.0% from $144.2 million in 1996. The increase was due to increases in both the coach manufacturing and support segment and the replacement parts segment. The overall gross margin, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales increased to 23.1% compared with 22.1% for the first quarter of 1996.

     Operating income was $19.6 million in the first quarter of 1997 compared with $7.9 million in 1996. The increase was primarily attributable to increased revenues, a higher gross margin percentage and lower selling, general, and administrative expenses, partially offset by increased interest expense.

     Net income was $8.3 million in 1997, compared with $3.3 million in the first quarter of 1996.

     Coach Manufacturing and Support. Coach manufacturing and support revenues for the first quarter of 1997 increased 21.6% to $125.8 million, reflecting sales of 506 new units (302 MCIs and 204 Viaggios), compared with $103.5 million for the same period of 1996 which included sales of 307 new units (258
MCIs and 49 Viaggios).   In addition to the units sold, deliveries to customers
under operating leases with the Company were 24 units in 1997 and 21 units in 1996. Taking these units into account, new coach deliveries increased 61.6% from 328 in 1996 to 530 units in 1997.

     Operating income was $12.6 million for the first quarter of 1997, compared
with $3.4 million in the same period of 1996.   The improved first quarter
results were due to increased sales volume, better control of costs and expenses, and the nonrecurrance of a $1.3 million restructuring charge recorded in the first quarter of 1996.

     Order backlog for the United States and Canada as of March 31, 1997 was 632 units, which included 83 units for Greyhound Lines Inc.("GLI"), compared with 677 units at March 31, 1996, which included 226 units for GLI. The order backlog for customers other than GLI of 549 units represented an increase of 21.7% compared with the 451 unit non-GLI backlog a year ago.

     Replacement Parts. Replacement parts' revenues were $51.7 million in the first quarter of 1997 compared with $39.2 million in 1996. The 31.9% increase was due in part to additional sales generated through the acquisition of the assets of the Flxible Corporation, as well as increased sales in both the coach and transit product lines due to increased sales promotion programs.

     Operating income was $6.6 million for the first quarter of 1997, compared with $4.2 million in the same period of 1996. The improved first quarter results were due mainly to increased sales volume.

     Interest Expense. In the first quarter of 1997, interest expense increased to $6.4 million from $4.0 million in 1996. The increase reflects a higher average debt balance during the quarter.

     Income Taxes. The Company's effective income tax rates in the first quarter of 1997 and 1996, excluding non-deductible goodwill amortization, were 41.2% and 31.4% respectively.

                          PART II. - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

             None


     (b) Reports on Form 8-K

             The Company filed a current report on Form 8-K on February 18, 1997, reporting an event under Item 2 and
             Item 7 on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MCII HOLDINGS (USA), INC.
                                  (Registrant)


May 20, 1997                  By   /s/  Robert M. Popowich
                                   ----------------------------
                                   Robert M. Popowich
                                   Chief Financial Officer
                                   (Principal Financial Officer
                                   and Authorized Officer)