Form 10-Q
period 1997-06-30
MCII HOLDINGS USA INC
filed 1997-08-29
CIK 1019534

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                 For the quarterly period ended JUNE 30, 1997

                        Commission File No. 333-08871

                          MCII HOLDINGS (USA), INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                       86-0830781
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
(incorporation or organization)


               10 East Golf Road, Des Plaines, Illinois  60016
             (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:  (847) 299-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of April 30, 1997.

                          REDUCED DISCLOSURE FORMAT
     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                    INDEX

                          MCII HOLDINGS (USA), INC.

                                                 PAGE
                                                 ----
     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                1

     Item 2.   Management's Narrative Analysis
               of the Results of Operations        9

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

     Item 5.   Other Information                 None

     Item 6.   Exhibits and Reports on Form 8-K    12

               Signatures                          13


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)
                  UNAUDITED STATEMENT OF CONSOLIDATED INCOME

                                                                        Three Months Ended                   Six Months Ended
                                                                             June 30,                            June 30,
                                                                       --------------------                --------------------
(000 omitted)                                                          1997            1996                1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Sales                                                               $188,966        $178,103            $366,449        $320,813
   Finance income                                                         1,224           2,254               2,576           3,729
                                                                       --------        --------            --------        --------
                                                                        190,190         180,357             369,025         324,542
                                                                       --------        --------            --------        --------
Operating costs and expenses:
   Cost of sales (exclusive of items shown separately below)            145,360         135,678             282,882         248,027
   Depreciation and amortization                                          5,419           4,646               9,765           9,069
   Interest expense, finance operations                                     637             925               1,251           1,615
   Research and development expenses                                      1,695           1,490               3,495           3,424
   Selling, general and administrative expenses                          15,529          15,794              30,490          32,720
                                                                       --------        --------            --------        --------
                                                                        168,640         158,533             327,883         294,855
                                                                       --------        --------            --------        --------
Operating Income                                                         21,550          21,824              41,142          29,687
                                                                       --------        --------            --------        --------
Other income and (expense):
   Interest (expense)                                                    (6,391)         (4,068)            (11,343)         (8,011)
   Other income                                                           1,063             301               1,338           1,651
                                                                       --------        --------            --------        --------
                                                                         (5,328)         (3,767)            (10,005)         (6,360)
                                                                       --------        --------            --------        --------
Income before income taxes                                               16,222          18,057              31,137          23,327

Income taxes                                                              7,881           8,097              14,472          10,095
                                                                       --------        --------            --------        --------
Income from Continuing Operations                                         8,341           9,960              16,665          13,232

Discontinued operations:
   (Loss) on disposal of transit manufacturing, net                           -          (5,000)                  -          (5,000)
                                                                       --------        --------            --------        --------
Net Income                                                             $  8,341        $  4,960            $ 16,665        $  8,232
                                                                       ========        ========            ========        ========

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)
                     UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                       June 30,      December 31,
(000 omitted)                                                                            1997            1996
----------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                          $ 37,135       $  9,403
   Trade and other accounts receivable                                                  78,661         53,170
   Current portion of notes receivable                                                   6,291          4,615
   Inventories                                                                         221,416        190,818
   Deferred income taxes                                                                11,194         12,308
   Other current assets                                                                 11,004          4,067
                                                                                      --------       --------
       Total Current Assets                                                            365,701        274,381
Property, plant, and equipment                                                         111,341         91,818
Notes receivable                                                                        40,181         27,574
Investments                                                                             10,222              -
Deferred income taxes                                                                    1,680          8,208
Intangible assets                                                                      233,217        236,954
Other assets                                                                            14,563         10,506
                                                                                      --------       --------
       Total Assets                                                                   $776,905       $649,441
                                                                                      ========       ========
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Bank overdrafts                                                                    $ 19,102          2,656
   Accounts payable                                                                     46,342         39,901
   Accrued compensation and other benefits                                              10,003         11,641
   Accrued warranties                                                                   10,474          9,543
   Accrued income taxes                                                                  7,508          6,269
   Insurance reserves                                                                    5,919          5,325
   Other current liabilities                                                            26,663         20,825
   Current debt                                                                         51,167            148
                                                                                      --------       --------
       Total Current Liabilities                                                       177,178         96,308
Long-term debt                                                                         243,814        210,520
Pensions and other benefits                                                             12,912         11,858
Net liabilities of discontinued operations                                               2,921             89
Other deferred items and insurance reserves                                             16,424         17,785
Deferred income taxes                                                                    6,214          6,073
Due to parent company                                                                      405              -
Commitments and contingent liabilities                                                       -              -
                                                                                      --------       --------
       Total Liabilities                                                               459,868        342,633
                                                                                      --------       --------
Stockholder's Equity:
   Common stock and additional capital                                                 428,620        428,620
   Accumulated deficit                                                                 (34,372)       (45,037)
   Unfunded pension loss, net                                                             (423)          (423)
   Cumulative translation adjustments                                                  (76,788)       (76,352)
                                                                                      --------       --------
       Total Stockholder's Equity                                                      317,037        306,808
                                                                                      --------       --------
       Total Liabilities and Stockholder's Equity                                     $776,905       $649,441
                                                                                      ========       ========

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)
                UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                  Six Months Ended June 30,
                                                                                                -----------------------------
(000 omitted)                                                                                      1997              1996
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
   Net Income                                                                                    $ 16,665          $  8,282
   Adjustments to reconcile net income to net cash
    provided (used) by operations:
       Depreciation and amortization                                                                9,765             9,069
       Deferred income taxes                                                                        2,658             1,368
       Discontinued operations                                                                          -             5,000
       Gain on sale of property and notes receivable                                                 (402)             (653)
       Other noncash items, net                                                                    (2,126)              294
       Change in operating assets and liabilities                                                 (56,732)            9,507
                                                                                                 --------          --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                  (30,172)           32,867
                                                                                                 --------          --------
Cash Flows Provided (Used) By Investing Activities:
   Capital expenditures                                                                           (19,597)           (4,246)
   Investments in assets held for lease                                                           (12,815)          (29,499)
   Proceed from sale of property and assets held for lease                                          6,168               132
   Investment in notes receivable                                                                 (20,321)          (18,095)
   Collections of notes receivable                                                                  3,426             3,214
   Proceeds from sale of notes receivable                                                           2,518             7,501
   Investment in affiliate                                                                        (10,222)                -
   Proceeds from sale of business                                                                       -             1,304
   Discontinued operations, net changes                                                             2,832             5,662
                                                                                                 --------          --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                  (48,011)          (34,027)
                                                                                                 --------          --------
Cash Flows Provided (Used) By Financing Activities:
   Net change in bank overdrafts                                                                   16,446             5,942
   Net change in bank credit facilities                                                            37,673           (22,000)
   Additional short-term borrowings                                                                46,491                 -
   Payment of long-term borrowings                                                                    (74)              (74)
   Termination of interest rate swap position                                                           -             2,805
   Parent company debt                                                                             10,795                 0
   Contribution of capital                                                                              0             1,340
   Dividends paid to parent company                                                                (6,000)                -
                                                                                                 --------          --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                  105,331           (11,987)
                                                                                                 --------          --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                              584            (8,494)
                                                                                                 --------          --------
NET INCREASE (DECREASE) IN CASH                                                                    27,732           (21,641)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                      9,403            30,675
                                                                                                 --------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                         $ 37,135          $  9,034
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

Note 3 - Revenues and Operating Income, Supplementary Information

                                          Three Months Ended          Six Months Ended
                                        ----------------------     ----------------------
                                          June 30,    June 30,      June 30,    June 30,
                                            1997        1996          1997        1996
                                            ----        ----          ----        ----
New Coach Sales:
 MCI                                          331         326           632         585
 Autobuses
  United States                                32          53            63          70
  Other                                       113           6           335          16
Used Coach Sales                              141         164           265         299

Revenues (000's omitted):
 Sales:
  Coach Manufacturing and Support:
   MCI                                   $102,711    $104,687      $198,134    $184,897
   Autobuses                               23,750      17,365        40,495      27,268
   Used Coach                              11,720      14,810        25,383      28,185
                                       ----------  ----------    ----------  ----------
                                          138,181     136,862       264,032     240,350
  Replacement Parts                        50,785      41,241       102,437      80,463
                                       ----------  ----------    ----------  ----------
                                          188,966     178,103       366,449     320,813
Finance Income                              1,224       2,254         2,576       3,729
                                       ----------  ----------    ----------  ----------
                                         $190,190    $180,357      $369,025    $324,542
                                       ----------  ----------    ----------  ----------
Operating Income (000's omitted):
  Coach Manufacturing and Support:
   MCI                                    $14,701     $13,195       $23,948     $16,615
   Autobuses                               (1,094)      2,303           876       2,216
   Used Coach                                 282         808         1,711         834
                                       ----------  ----------    ----------  ----------
                                           13,889      16,306        26,535      19,665
  Replacement Parts                         7,536       4,652        14,164       8,871
                                       ----------  ----------    ----------  ----------
                                           21,425      20,958        40,699      28,536
  Finance Income                              125         866           443       1,151
                                       ----------  ----------    ----------  ----------
                                          $21,550     $21,824       $41,142     $29,687
                                       ----------  ----------    ----------  ----------

Note 4 - Inventories

       Inventories consisted of the following:
                                                  June 30,                    December 31,
                                                   1997                           1996
                                                 --------                     -----------
                                                            (000's omitted)
       Raw materials                            $ 56,074                         $ 47,397
       Work in process                            46,095                           33,860
       Finished goods                            132,579                          128,912
                                                --------                         --------
                                                 234,748                          210,169
       Inventory reserves                        (13,332)                         (19,351)
                                                --------                         --------
                                                $221,416                         $190,818
                                                --------                         --------

Note 5 - Debt

       Debt consisted of the following:
                                                  June 30,                    December 31,
                                                   1997                           1996
                                                 --------                     -----------
                                                            (000's omitted)
       Pre-export notes                         $ 30,000                         $      -
       Investment purchase note                    9,919                                -
       Lease financing loans                       6,572                                -
       Current portion of long-term debt           4,676                              148
                                                --------                         --------
                                                  51,167                              148
                                                --------                         --------
       Term notes payable                        125,000                          125,000
       Borrowings under bank credit facility     117,000                           85,000
       Canadian revolving credit facility          5,896                                -
       Note payable                                  594                              668
                                                --------                         --------
                                                 248,490                          210,668
       Current portion of long-term debt          (4,676)                            (148)
                                                --------                         --------
                                                 243,814                          210,520
                                                --------                         --------

                                                $294,981                         $210,668
                                                --------                         --------

     On May 28, 1997, an indirect subsidiary of the Company issued $30.0 million in short-term notes, maturing on November 26, 1997, to be used to finance the manufacture of motor coaches by Autobuses for export to the United States.

     Autobuses issued a note of approximately $10 million to the Gomez Flores family in exchange for a minority interest in Arrendadora Financiera Dina ("AF Dina"). The Gomez Flores family controls Empresarial G, S.A. de C.V. ("Empresarial G") which owns a controlling interest in Grupo Dina. AF Dina is a leasing company which provides financing in connection with sales of Grupo Dina products (primarily in Mexico). At June 30, 1997, AF Dina had provided Autobuses with intercompany financing of $10.8 million used in conjunction with its urban bus leasing program. Autobuses has also received $6.6 million in outside financing in conjunction with its urban bus leasing program.

     Canadian revolving credit loans were made available to a subsidiary of the Company under an agreement which provided a credit facility of Cdn$10.0 million (equivalent to $7.2 million) and expired on January 31, 1997. This agreement was extended by a replacement credit facility of Cdn$19.0 million (equivalent to $13.8 million). At June 30, 1997, borrowings under this facility amounted to $5.8 million, of which $4.5 million was classified as current.


Note 6 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:

                                                       Six Months Ended
                                               --------------------------------
                                                    June 30,        June 30,
                                                      1997            1996
                                                      ----            ----
                                                      (000's omitted)
Decrease (Increase) in Operating Assets:
        Receivables                                $(25,220)        $(10,545)
        Inventories                                 (29,958)           2,584
        Other operating assets                       (5,727)           4,130
                                                   --------         --------
                                                    (60,905)          (3,831)
                                                   --------         --------
Increase (Decrease) in Operating Liabilities:
        Accounts payable                              6,441           14,146
        Accrued income taxes                            940           (5,242)
        Other operating liabilities                  (3,208)           4,434
                                                   --------         --------
                                                      4,173           13,338
                                                   --------         --------
Net Cash Flow Effect                               $(56,732)          $9,507
                                                   --------         --------


     The receivables increase in 1997 was affected by normal seasonal factors, plus limited granting of more liberal credit terms and accommodations to customers inconvenienced by flood conditions. The 1997 inventory increase was also affected by production and delivery delays caused by the threat of flooding along the Red River.

Note 7 - Related Party Transactions

     The Company provides for allocable management and administrative expenses incurred by Grupo Dina. In the first six months of 1997, the provision for such expenses was $1.5 million. The amounts due to Grupo Dina for such expenses at June 30, 1997 and December 31, 1996 were $1.7 million and $1.0 million, respectively.

     During the first six months of 1997 and 1996 the Company's United States and Canadian operations purchased from Grupo Dina, in the ordinary course of business, $6.2 million and $1.1 million, respectively, in goods and services.

     Also see Note 5 - Debt.

Note 8 - Commitments and Contingent Liabilities

     The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income relating to transactions with a U. S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return and the Company has filed a notice of objection to such reassessment.
In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to up to $26 million plus interest of approximately $43 million, both before recoveries of U. S. Federal income taxes which may be available to offset a portion of any additional taxes paid to Canada. Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments for the 1982 through 1992 period are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

     The Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest for those years. However, the Company believes that any additional taxes paid to Canada would be substantially offset by recovery of taxes paid in the United States.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

HIGHLIGHTS

     Flooding along the Red River threatened the Company's plants in Pembina, North Dakota and Winnipeg, Manitoba and forced their temporary closure during the second quarter of 1997. Neither location was damaged, but production and deliveries were disrupted for four weeks and delivery of approximately 120 units was delayed. The production and delivery delays experienced due to the flood are expected to be recovered in the second half of the year.

     Mexican gross domestic product grew by 8.8% in the second quarter of 1997, compared with last year's second quarter, following an increase of 5.1% in the first quarter. Gains in the second half of 1996 are likely to slow the comparative growth shown in the second half of 1997, but year-to-year growth is expected to be good.


COMPARISON OF SECOND QUARTER 1997 TO SECOND QUARTER 1996

     General. Revenues for the quarter ended June 30, 1997 were $190.2 million, an increase of 5% compared with revenues of $180.4 million in the second quarter of 1996. Sales of replacement parts and Autobuses increased 23% and 37%, respectively, while Used Coach and MCI sales were down 21% and 2%, respectively.

     The overall gross margin, defined as revenues less cost of sales (exclusive of depreciation and amortization) and interest expense of finance operations, as a percentage of sales was 23.2% in the second quarter of 1997, compared with 24.2% in 1996. The decline was attributable to Autobuses where sales in the United States declined in volume and profitability.

     Operating income was $21.6 million in 1997, compared with $21.8 million in 1996. The benefits of higher sales volume were offset by the less profitable mix of sales. Research and development expenses increase by $ 0.2 million as MCI continued work to introduce new models. Selling, general and administrative expenses decreased $0.3 million.

     Income from continuing operations was $8.3 million in the 1997 second quarter, compared with $10.0 million in the 1996 second quarter. Higher debt levels caused a $2.3 million increase in interest expense which was partially offset by a $0.8 million increase in other income. Last year's second quarter included an additional provision for discontinued operations of $5.0 million, net of taxes, which reduced 1996's second quarter net income to $5.0 million, compared with net income of $8.3 million in the second quarter of 1997.

     MCI. MCI had second quarter 1997 revenues of $102.7 million, a decrease of 2% compared with revenues of $104.7 million in the second quarter of 1996. The threat of flooding along the Red River disrupted production and deliveries in the 1997 second quarter which resulted in the noted decline.

     Gross margins improved to 22.4% in the 1997 second quarter, compared with 20.4% last year, as a result of continuing efforts to control and reduce costs. Operating income increased to $14.7 million in 1997, compared with $13.2 million in 1996, due to the increase in margins.

     Autobuses. Autobuses' sales increased 37% to $23.8 million in 1997, compared with $17.4 million in 1996. Sales in Mexico showed significant improvement, reaching 113 units in 1997 from 6 units in 1996, including the sale of 79 urban buses. This restricted unit availability in the United States where unit sales declined to 32 units from 53 units last year.

     Gross margins declined to 13.8% in the second quarter of 1997 from 32.5% in 1996, mainly due to lower profitability on sales in the United States and an unfavorable mix of lower margin urban buses. The second quarter of 1997 experienced an operating loss of $1.1 million, compared with an operating income of $2.3 million in 1996.

     Used Coach. Used Coach revenues in the second quarter of 1997 were $11.7 million, a decrease of 21% compared with revenues 0f $14.8 million last year. The decline was indirectly related to the flood conditions which limited MCI production and deliveries. Used coaches were offered to inconvenienced customers as temporary leases at terms favorable to the customer. This temporary lease program has limited the availability of used coaches for sale.

     Gross margins improved to 40.8% in 1997, compared with 39.4% last year, but the decrease in sales resulted in an operating income decline to $0.3 million in 1997, compared with $0.8 million in 1996.


     Replacement Parts. Replacement parts' revenues increased 23% to $50.8 million in 1997, compared with $41.2 million in 1996, largely due to the addition of the "Flxible" replacement parts business. Gross margins were 22.5% in the 1997 quarter, a modest improvement from 21.4% in 1996. Operating income increased 62% to $7.5 million in 1997, compared with $4.7 million, as a result of higher sales, increased gross margins, and a $0.3 million decrease in operating costs.



COMPARISON OF THE FIRST SIX MONTHS 1997 TO THE FIRST SIX MONTHS 1996

     General. Revenues for the six months ended June 30, 1997 were $369.0 million, an increase of 14% compared with revenues of $324.5 million in the first six months of 1996. Sales increases were reported in all business areas, except Used Coaches.

     The overall gross margin, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales was 23.0% in the first six months of 1997, nearly unchanged from 23.1% in 1996.

     Operating income was $41.1 million in 1997, an increase of 39% compared with $29.7 million in 1996. This was the result of higher revenues.

     Income from continuing operations was $16.7 million in the first six months 1997, compared with $13.2 million in the 1996. Higher debt levels caused a $3.3 million increase in interest expense and effective tax rates increased to 46.5% in 1997 from 43.3% in 1996. Last year's first six months included an additional provision of discontinued operations of $5.0 million, net of taxes, which reduced 1996's first six months' net income to $8.2 million, compared with net income of $16.7 million in the first six months of 1997.

     MCI. MCI's revenues increased 7% in the first six months of 1997 to $198.1 million, compared with revenues of $184.9 million in 1996. This was due to a strong first quarter 1997 as the second quarter was negatively affected by flooding along the Red River.

     Gross margins improved to 21.2% in the 1997, compared with 19.2% last year, as a result of continuing efforts to control and reduce costs. Operating income increased 44% to $23.9 million in 1997, compared with $16.6 million in 1996, due to higher sales and increased margins.

     Order backlog for MCI at June 30, 1997 was 658 units, which included 147 units for Greyhound Lines.


     Autobuses. Autobuses' revenues increased 49% to $40.5 million in the first six months of 1997, compared with $27.3 million in the 1996 period.
Sales in Mexico showed significant improvement, reaching 335 units in 1997 from 16 units in 1996, including 240 low margin urban buses. Unit sales in the United States declined to 63 units from 70 units last year.

     Gross margins declined to 19.7% in the first six months of 1997 from 33.0% in 1996. Operating income decreased 60% to $0.9 million in the first six months of 1997, compared with operating income of $2.2 million in 1996. This was essentially due to the decline in gross margins.


     Used Coach. Used Coach revenues decreased 10% in the first six months of 1997 to $25.4 million, compared with revenues of $28.2 million in 1996. The decline was largely due to a temporary leasing program to MCI customers inconvenienced by the flood related delays in production and deliveries which limited availability of used buses for sale.

     Gross margins improved to 39.8% in 1997, compared with 37.1% last year. Operating income increased 105% to $1.7 million in 1997, compared with $0.8 million in 1996, due to improved gross margins and a $1.2 million reduction in operating expenses.


     Replacement Parts. Replacement parts' revenues increased 27% to $102.4 million in the first six months of 1997, compared with $80.5 million in 1996, largely due to the addition of the "Flxible" replacement parts business. Gross margins were 22.0% in the 1997, a modest improvement from 21.6% in 1996. Operating income increased 60% to $14.2 million in 1997, compared with $8.9 million in 1996, as a result of higher sales and increased gross margins.


     Finance Income. Finance income in the first six months of 1997 was $0.4 million, compared with $1.2 million in 1996. This was essentially the result of decreased lease income which was not offset be a corresponding decline in interest expense.

                         PART II. - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None


     (b) Reports on Form 8-K

         None

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MCII HOLDINGS (USA), INC.
                                     (Registrant)



August __, 1997                 By   /s/  Robert M. Popowich
                                     ----------------------------
                                     Robert M. Popowich
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and Authorized Officer)