Form 10-Q
period 1997-09-30
MCII HOLDINGS USA INC
filed 1997-11-28
CIK 1019534

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

              For the quarterly period ended SEPTEMBER 30, 1997

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

                                    INDEX

                          MCII HOLDINGS (USA), INC.



                                                                PAGE
     PART I.            FINANCIAL INFORMATION

     Item 1.            Financial Statements                      1

     Item 2.            Management's Narrative Analysis
                        of the Results of Operations              10

     Item 3.            Quantitative and Qualitative
                        Disclosures About Market Risk           Omitted


     PART II            OTHER INFORMATION

     Item 1.            Legal Proceedings                       None

     Item 2.            Changes in Securities                   Omitted

     Item 3.            Defaults Upon Senior Securities         Omitted

     Item 4.            Submission of Matters to a Vote
                        of Security Holders                     Omitted

     Item 5.            Other Information                       None

     Item 6.            Exhibits and Reports on Form 8-K          14

                        Signatures                                15


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                 UNAUDITED STATEMENT OF CONSOLIDATED INCOME


                                                                      Three Months Ended        Nine Months Ended
                                                                         September 30,             September 30,
                                                                     ---------------------     ----------------------
(000 omitted)                                                          1997         1996         1997         1996
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                              $131,656     $123,908     $498,105     $444,721
  Finance income                                                        1,020        2,399        3,596        6,128
                                                                     --------     --------     --------     --------
                                                                      132,676      126,307      501,701      450,849
                                                                     --------     --------     --------     --------

Operating costs and expenses:
  Cost of sales (exclusive of items shown separately below)           101,887       95,044      382,769      343,071
  Depreciation and amortization                                         5,835        4,863       15,600       13,932
  Interest expense, finance operations                                    651        1,071        1,902        2,686
  Research and development expenses                                     1,273        1,806        4,768        5,230
  Selling, general and administrative expenses                         15,973       15,252       48,463       47,972
                                                                     --------     --------     --------     --------
                                                                      125,619      118,036      453,502      412,891
                                                                     --------     --------     --------     --------

Operating Income                                                        7,057        8,271       48,199       37,958
                                                                     --------     --------     --------     --------

Other income and (expense):
  Interest (expense)                                                   (4,807)      (3,241)     (16,150)     (11,252)
  Other income                                                          3,219          244        4,557        1,895
                                                                     --------     --------     --------     --------
                                                                       (1,588)      (2,997)     (11,593)      (9,357)
                                                                     --------     --------     --------     --------

Income before income taxes                                              5,469        5,274       36,606       28,601

Income taxes                                                            4,284       (1,439)      18,756        8,656
                                                                     --------     --------     --------     --------
Income from Continuing Operations                                       1,185        6,713       17,850       19,945

Discontinued operations:
  (Loss) on disposal of transit manufacturing, net                          -            -            -       (5,000)
                                                                     --------     --------     --------     --------
Net Income                                                           $  1,185     $  6,713     $ 17,850     $ 14,945
                                                                     ========     ========     ========     ========

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                    UNAUDITED CONSOLIDATED BALANCE SHEET


                                                            September 30,    December 31,
(000 omitted)                                                   1997             1996
-----------------------------------------------------------------------------------------
                         ASSETS
Current Assets:
  Cash and cash equivalents                                 $    17,155      $    9,403
  Trade and other accounts receivable                            64,117          52,667
  Current portion of notes receivable                             3,957           4,615
  Inventories                                                   232,114         188,554
  Deferred income taxes                                          12,210          12,308
  Other current assets                                           20,603           4,068
                                                            -----------      ----------
     Total Current Assets                                       350,156         271,615
Property, plant, and equipment                                  119,897          90,243
Notes receivable                                                 15,225          27,574
Investments in affilated companies                               20,708               -
Deferred income taxes                                            12,740          24,244
Intangible assets                                               231,645         236,954
Other assets                                                     21,022          10,506
                                                            -----------      ----------
     Total Assets                                           $   771,393      $  661,136
                                                            ===========      ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                          $    61,790      $   42,557
  Accrued compensation and other benefits                        10,071          11,641
  Accrued warranties                                             10,455           9,543
  Accrued income taxes                                              975           6,269
  Insurance reserves                                              5,876           5,325
  Other current liabilities                                      37,630          20,773
  Current debt                                                   47,490             148
                                                            -----------      ----------
     Total Current Liabilities                                  174,287          96,256
Long-term debt                                                  244,587         210,520
Pensions and other benefits                                      13,428          11,858
Net liabilities of discontinued operations                        2,573              89
Other deferred items and insurance reserves                      16,742          17,785
Deferred income taxes                                             5,759           6,073
Due to parent company                                           (15,585)           (503)
Commitments and contingent liabilities                                -               -
                                                            -----------      ----------
     Total Liabilities                                          441,791         342,078
                                                            -----------      ----------
Stockholder's Equity:
  Common stock and additional capital                           414,851         414,851
  Accumulated deficit                                           (30,274)        (42,124)
  Unfunded pension loss, net                                       (423)           (423)
  Cumulative translation adjustments                            (54,552)        (53,246)
                                                            -----------      ----------
     Total Stockholder's Equity                                 329,602         319,058
                                                            -----------      ----------
     Total Liabilities and Stockholder's Equity             $   771,393      $  661,136
                                                            ===========      ==========

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

               UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
(000 omitted)                                                              1997          1996
----------------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
  Net Income                                                             $  17,849      $ 14,945
  Adjustments to reconcile net income to net cash
    provided (used) by operations:
     Depreciation and amortization                                          15,699        13,932
     Deferred income taxes                                                   6,641        (2,699)
     Discontinued operations                                                     -         5,000
     Gain on sale of property and notes receivable                            (141)       (1,257)
     Other noncash items, net                                               (2,440)          344
  Change in operating assets and liabilities                               (26,801)        5,219
                                                                         ---------      --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            10,807        35,484
                                                                         ---------      --------
Cash Flows Provided (Used) By Investing Activities:
  Capital expenditures                                                     (27,446)       (9,630)
  Investments in assets held for lease                                     (56,533)      (25,663)
  Purchase of, investment in, businesses                                         -          (750)
  Proceed from sale of property and assets held for lease                   34,706           139
  Investment in notes receivable                                           (29,834)      (24,379)
  Collections of notes receivable                                           12,884         5,854
  Proceeds from sale of notes receivable                                    32,175        17,308
  Investment in affiliated companies                                       (20,708)            -
  Proceeds from sale of business                                                 -         1,289
  Discontinued operations, net changes                                       2,484         5,497
                                                                         ---------      --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           (52,272)      (30,335)
                                                                         ---------      --------
Cash Flows Provided (Used) By Financing Activities:
  Net change in bank credit facilities                                      81,557       (24,000)
  Additional short-term borrowings                                               -             -
  Payment of long-term borrowings                                             (148)          (74)
  Termination of interest rate swap position                                     -         2,805
  Parent company debt                                                      (25,989)            -
  Contribution of capital                                                        -        (1,716)
  Dividends paid to parent company                                          (6,000)       (7,489)
                                                                         ---------      --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            49,420       (30,474)
                                                                         ---------      --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                      (203)          (61)
                                                                         ---------      --------
NET INCREASE (DECREASE) IN CASH                                              7,752       (25,386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               9,403        30,675
                                                                         ---------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  17,155      $  5,289
                                                                         =========      ========

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


Note 2 - Principles of Consolidation and Presentation


     The Company is a wholly owned subsidiary of Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), a Mexican Corporation. These unaudited financial statements present the accounts of MCII Holdings (USA), Inc. and its subsidiaries (the "Company" or "MCII Holdings"). The Company's principal operating subsidiaries are Motor Coach Industries International, Inc. ( "Motor Coach"), Transportation Manufacturing Operations, Inc. ( "TMO"), Motor Coach Industries, Inc. ("MCI-U.S.), Motor Coach Industries Limited ("MCI-Canada"), Hausman Bus Sales, Inc. ("Hausman"), Universal Coach Parts, Inc. ("UCP"), and Dina Autobuses S.A. de C.V. ("Autobuses").

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

Note 3 - Revenues, Gross Profit and Operating Income, Supplementary Information


                                            Three Months Ended           Nine Months Ended
                                            ------------------           -----------------
                                       September 30,  September 30,  September 30,  September 30,
                                               1997           1996           1997           1996
                                       -------------  -------------  -------------  -------------
Units:
 Motor Coach
  New Coach Sales                                177            249            812            783
  Leased Coaches                                  83            (65)            83             86
  Used Coach Sales                                98             98            368            399
                                       -------------  -------------  -------------  -------------
     Total Coach Deliveries                      358            282          1,263          1,268
                                       -------------  -------------  -------------  -------------
 Autobuses
  Intercity
   United States                                  40             74            120            173
   Mexico and Other                               95              4            190             20
                                       -------------  -------------  -------------  -------------
     Total Deliveries                            135             78            310            193
                                       -------------  -------------  -------------  -------------
Revenues (000's omitted):
 Motor Coach
  Coach Manufacturing and Support      $      66,846  $      67,924  $     292,939  $     284,735
  Replacement Parts                           45,475         40,729        146,141        120,173
                                       -------------  -------------  -------------  -------------
                                             112,321        108,653        439,080        404,908
 Autobuses                                    20,355         17,654         62,621         45,941
                                       -------------  -------------  -------------  -------------
                                       $     132,676  $     126,307  $     501,701  $     450,849
                                       -------------  -------------  -------------  -------------
Gross Profit (000's omitted):
 Motor Coach
  Coach Manufacturing and Support      $      17,389  $      18,125  $      72,699  $      67,555
  Replacement Parts                            9,184          8,993         31,478         26,220
                                       -------------  -------------  -------------  -------------
                                              26,573         27,118        104,177         93,775
 Autobuses                                     3,565          3,074         12,853         11,317
                                       -------------  -------------  -------------  -------------
                                       $      30,138  $      30,192  $     117,030  $     105,092
                                       -------------  -------------  -------------  -------------
Operating Income (000's omitted):
 Motor Coach
  Coach Manufacturing and Support      $       1,743  $       3,100  $      27,845  $      21,700
  Replacement Parts                            5,797          4,332         19,837         13,167
                                       -------------  -------------  -------------  -------------
                                               7,540          7,432         47,682         34,867
 Autobuses                                      (483)           839            517          3,091
                                       -------------  -------------  -------------  -------------
                                       S       7,057  $       8,271  $      48,199  $      37,958
                                       -------------  -------------  -------------  -------------


Note 4 - Debt

     Debt consisted of the following (000's omitted):



                                                     September 30,     December 31,
                                                         1997             1996
                                                         ----             ----
     Pre-export notes                                  $  30,000         $       -
     Pre-export loans                                      9,803                 -
     Current portion of long-term debt                     7,687               148
                                                       ---------         ---------
                                                          47,490               148
                                                       ---------         ---------
     Term notes payable                                  125,000           125,000
     Borrowings under bank credit facility               118,000            85,000
     Canadian revolving credit facility                    8,754                 -
     Note payable                                            520               668
                                                       ---------         ---------
                                                         252,274           210,668
     Current portion of long-term debt                    (7,687)             (148)
                                                       ---------         ---------
                                                         244,587           210,520
                                                       ---------         ---------
                                                       $ 292,077         $ 210,668
                                                       ---------         ---------

     On May 28, 1997, a subsidiary of Autobuses issued $30.0 million in short-term notes, maturing on November 26, 1997, to be used to finance the manufacture of motor coaches by Autobuses for export to the United States. Autobuses also has a pre-export credit line with Banco Mexicano de Comercio Exterior of approximately $20,0 million. At September 30, 1997, borrowings under this facility were $9.8 million and were classified as current.

     Canadian revolving credit loans were made available to a subsidiary of the Company under an agreement which provided a credit facility of Cdn$10.0 million (equivalent to $7.2 million) and expired on January 31, 1997. This agreement was extended by a replacement credit facility of Cdn$19.0 million (equivalent to $13.8 million). At September 30, 1997, borrowings under this facility were $8.8 million, of which $7.5 million was classified as current.

     The Company has also modified its previously existing bank credit facility to increase the maximum amount of permitted borrowing to $170.0 million from the previous maximum of $125.0 million. At September 30, 1997, borrowings under this facility were $118.0 million.

     The Company has retained the services of Salomon Brothers Inc to review its organization and financial structure, to recommend improvements, and to assist in implementing such improvements. Plans are underway to refinance the Company through new credit facilities. To the extent that the Company refinances its existing debt, it may recognize an extraordinary loss on the retirement of debt that could be approximately $8.5 million before taxes.

Note 5 - Inventories

         Inventories consisted of the following (000's omitted):


                                September 30,          December 31,
                                    1997                   1996
                                    ----                   ----
         Raw materials            $ 48,839              $ 47,397
         Work in process            56,734                33,860
         Finished goods            148,944               126,648
                                  --------              --------
                                   254,517               207,905
         Inventory reserves       (22,403)              (19,351)
                                  --------              --------
                                  $232,114              $188,554
                                  --------              --------

Note 6 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:


                                                           Nine Months Ended
                                                           -----------------
                                               September 30,                  September 30,
                                                   1997                          1996
                                                   ----                          ----
                                                           (000's omitted)
Decrease (Increase) in Operating Assets:
         Receivables                             $(11,433)                      $ (855)
         Inventories                              (40,312)                      (9,109)
         Other operating assets                   (15,406)                       2,383
                                                 --------                       ------
                                                  (67,151)                      (7,581)
                                                 --------                       ------
Increase (Decrease) in Operating Liabilities:
         Accounts payable                          19,233                       14,023
         Accrued income taxes                      (5,524)                      (6,651)
         Other operating liabilities               26,641                        5,428
                                                 --------                       ------
                                                   40,350                       12,800
                                                 --------                       ------
Net Cash Flow Effect                             $(26,801)                      $5,219
                                                 --------                       ------



     The use of cash for increased working capital in 1997 is attributable to Motor Coach on an overall basis, while the variability by category is attributable to Autobuses. Overall, Motor Coach's working capital increased by $31.6 million in 1997, while Autobuses working capital declined by $4.8 million.

     The Motor Coach increase was caused by a $35.8 million increase in inventories due to increases in coaches imported from Mexico for resale in the United States so that adequate supplies will be available during the peak delivery season. The 1997 inventory increase was also affected by production and delivery delays caused by the threat of flooding along the Red River.

     The Autobuses decline in working capital is the net result of large changes in most working capital categories as activity levels increased and more natural operating conditions were established. Accounts receivable increased $11.0 million, while accounts payable increased $12.3 million and accrued liabilities increased $10.4 million. Advances to supplies increased $10.0 million, while advances from customers increased $7.2 million.


Note 7 - Related Party Transactions

     The Company provides for allocable management and administrative expenses incurred by Grupo Dina. In the first nine months of 1997, the provision for such expenses was $0.75 million, following a reduction in the annual fee estimate for 1997. The amounts due to Grupo Dina for such expenses at September 30, 1997 and December 31, 1996 were $1.0 million and $1.0 million, respectively.

     During the first nine months of 1997 and 1996 Motor Coach purchased from Grupo Dina, in the ordinary course of business, $2.3 million and $1.7 million, respectively, in goods and services.

     During the first nine months of 1997 and 1996 Autobuses purchased from Grupo Dina, in the ordinary course of business, $30.4 million and $7.6 million, respectively, in goods and services.

     The total amounts due to Grupo Dina and other related parties were $15.6 million at September 30, 1997 and $0.5 million at December 31, 1996.

     During the first quarter of 1997, Autobuses issued a note of approximately $10 million to the Gomez Flores family in exchange for a minority interest in Arrendadora Financiera Dina ("AF Dina"). The Gomez Flores family controls Empresarial G, S.A. de C.V. ("Empresarial G") which owns a controlling interest in Grupo Dina. AF Dina is a leasing company which provides financing in connection with sales of Grupo Dina products (primarily in Mexico).

     On September 12, 1997, the Company purchased 25% of the common stock of MCI Financial Services Inc. ("MFS") for $250,000. The remaining common stock was purchased by members of the Gomez Flores family for $750,000. The Company purchased $10.0 million of MFS's preferred stock and anticipates that it may be required to purchase another $10.0 million to $15.0 million. MFS began operations on September 12, 1997 and used its original capital and available credit facilities to purchase from the Company $19.4 million of notes receivable and $12.8 million of vehicle lease contracts.

Note 8 - Deferred Design, Engineering, and Start-Up Costs

     The Company has deferred design, engineering, and start-up costs of $15.5 million related to the development of new Motor Coach coaches being introduced in 1997 and subsequent years. New accounting guidance is being considered which may require the expensing of a portion of these costs at the time that such accounting guidance is adopted. The amount involved is estimated at this time to be approximately $7.0 million.


Note 9 - Commitments and Contingent Liabilities

     The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income relating to transactions with a U. S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return and the Company has filed a notice of objection to such reassessment.
In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to up to $26 million plus interest of approximately $45 million, both before recoveries of U. S. Federal income taxes which may be available to offset a portion of any additional taxes paid to Canada. Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments for the 1982 through 1992 period are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

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

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company does business in the United States and Canada through Motor Coach and in Mexico through Autobuses.

HIGHLIGHTS

     Flooding along the Red River threatened Motor Coach's plants in Pembina, North Dakota and Winnipeg, Manitoba and forced their temporary closure during the second quarter of 1997. Neither location was damaged, but production and deliveries were disrupted for four weeks and delivery of approximately 120 units was delayed. This was a costly and disruptive experience for the Company. The production and delivery delays experienced due to the flood are expected to be fully recovered by the end of the year.

     Mexican economic recovery continued. Inflation during the first nine months of 1997 was 12.0%, compared with 20.4% in the same period last year. Total intercity coach sales in Mexico were 251 in third quarter of 1997, compared with 68 in the third quarter of 1996. Sales for the first nine months of 1997 were 584, compared with 247 in the same period of 1996.


COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996

     General. Revenues for the quarter ended September 30, 1997 were $132.7 million, an increase of 5% compared with revenues of $126.3 million in the third quarter of 1996. Sales of replacement parts and Autobuses increased 12% and 15%, respectively, while Motor Coach's coach and support revenues decreased 2%.

     The overall gross margin, defined as revenues less cost of sales (exclusive of depreciation and amortization) and interest expense of finance operations, as a percentage of sales was 22.7% in the third quarter of 1997, compared with 23.9% in 1996. This decrease was essentially the result of $2.5 million in additional allowances for obsolete and slow-moving inventories at Motor Coach. Excluding these additional allowances gross margin would have been 24.6% during the third quarter of 1997. This basic improvement was the result of cost reduction and control efforts.

     Operating income was $7.1 million in the third quarter of 1997, compared with $8.3 million in 1996. The benefit of higher sales and cost reduction and control efforts was offset by additional inventory allowances of $2.5 million and $0.9 million of additional provisions for bad debts. Excluding these additional allowances and provisions operating income would have been $10.5 million in the third quarter of 1997.

MOTOR COACH

     Coach Manufacturing and Support. Coach manufacturing and support revenues were $66.8 million in the third quarter of 1997, a decrease of $1.1 million, or 2%, compared with 1996. Last year benefited as a large number of leased units were purchased outright by their operators.

     Gross margins were 26.0% in the 1997 third quarter, compared with 26.6% last year. During the third quarter of 1997 additional allowances were made for obsolete and slow-moving inventories of $2.5 million. Excluding these allowances gross margins would have been 29.8% in the third quarter of 1997. The basic improvement was due to cost reduction and control efforts.

     Operating income was $1.7 million, a decline of approximately $1.3 million from $3.1 million in the third quarter in 1996. The 1997 quarter included additional inventory allowances of $2.5 million and $0.9 million of additional provisions for bad debts. Excluding these additional allowances and provisions operating income would have been $5.1 million in the third quarter of 1997.


     Replacement Parts. Replacement Parts' sales were $45.5 million in the third quarter of 1997, an improvement of $4.7 million, or 12%, compared with 1996. Much of the sales increase was due to the acquisition of Flxible Corporation's transit bus parts business in 1996.

     Gross margins were 20.2% in the 1997 third quarter, compared with 22.1% last year, caused by competitive pressures.

     Operating income was $5.8 million, an increase of $1.5 million from the third quarter in 1996. The increase resulted from higher sales.


AUTOBUSES

     Autobuses. Autobuses' sales increased 15% to $20.4 million in 1997, compared with $17.7 million in 1996. Sales in Mexico showed significant improvement, with intercity coach sales reaching 95 units in 1997 from 4 units in 1996. This restricted unit availability in the United States where unit sales declined to 40 units from 74 units last year. Inventories were increased in the United States by the end of the quarter and United States sales will be better supported in the future.

     Gross margins were 17.5% in the 1997 third quarter, compared with 17.4% last year. The benefits from a continuing program of cost reductions were offset by a less profitable mix of sales as volume shifted from the United States to Mexico.

     Operating income was a loss of $0.5 million in the third quarter, a decline of $1.3 million from the third quarter in 1996, due to higher selling, general, and administrative expenses.



     Other Income and Expense. Other expenses were $1.6 million in the third quarter of 1997, compared with $3.0 million last year. Interest expenses increased $1.6 million to $4.8 million in 1997 due to higher debt levels. This was more than offset by foreign exchange gains of $2.8 million recognized in the third quarter of 1997.

     Income Taxes. The effective tax rate for the third quarter of 1997 was 78%, compared with a tax benefit of 27% last year. The increase was primarily due to deferred tax adjustments for the inflation related factors allowed under Mexican tax rules. These adjustments had a negative effect on 1997 calculations and a beneficial effect on 1996 calculations.


     Net income. Net income was $1.2 million for the third quarter of 1997, compared to $6.7 million in 1996. This is reflective of the adverse change in deferred taxes in Mexico and the additional inventory allowances and provisions for bad debts recorded in the third quarter of 1997.



COMPARISON OF THE FIRST NINE MONTHS 1997 TO THE FIRST NINE MONTHS 1996

     General. Revenues for the nine months ended September 30, 1997 were $501.7 million, an increase of 11% compared with revenues of $450.8 million in the same period of 1996. Sales increases occurred in every category of the Company.

     The overall gross margin, defined as revenues less cost of sales (exclusive of depreciation and amortization) and interest expense of finance operations, as a percentage of sales was 23.3% in the first nine months of 1997, unchanged from 23.3% in 1996

     Operating income was $48.2 million in the first nine months of 1997, compared with $38.0 million in 1996.

MOTOR COACH

     Coach Manufacturing and Support. Coach manufacturing and support revenues were $292.9 million in the first nine months of 1997, an increase of $8.2 million, or 3%, compared with 1996. Most of this advance came in the first quarter, as the second and, to a far lesser extent, third quarter were adversely affected by the Red River flood conditions.

     Gross margins were 24.8% in the 1997 third quarter, compared with 23.7% last year. Excluding the third quarter's additional inventory allowances gross margin would have been 25.6%, with the year-to-year improvement largely due to cost reduction and control efforts.

     Operating income was $27.8 million, an increase of $6.1 million from the same period in 1996, due to cost reduction and control efforts.

     Order backlog for Motor Coach as of September 30, 1997 was 638 units, which included 64 units for Greyhound Lines Inc. ("GLI"), compared with 563 units at September 30, 1996, which included 86 units for GLI. The order backlog for customers other than GLI of 574 units represented an increase of 20% compared with the 477 non-GLI backlog a year ago.

     Replacement Parts. Replacement Parts' sales were $146.1 million in the first nine months of 1997, an improvement of $26.0 million, or 22%, compared with 1996. Much of the sales increase was due to the acquisition of Flexible Corporation's transit bus parts business in 1996.

     Gross margins were 21.5% in the 1997 first nine months, compared with 21.8% last year and operating income was $19.8 million, an increase of $6.7 million from the same period in 1996.

AUTOBUSES

     Autobuses. Autobuses' sales increased 36% to $62.6 million first nine months of 1997, compared with $45.9 million in 1996. Sales in Mexico showed significant improvement, with intercity coach sales reaching 190 units in 1997 from 20 units in 1996. This restricted unit availability in the United States where unit sales declined to 120 units from 173 units last year.

     Gross margins were 20.5% in the first nine months of 1997, compared with 24.6% last year. Most of the decline was caused by the adverse effects of lower volume in the United States and a less profitable mix of products sold in Mexico and elsewhere. In addition, unfavorable exchange rates against the United States dollar increased the cost of purchased components and local inflation increased manufacturing costs. Cost reduction efforts have reduced the adverse effects of these factors, but did not offset them for the nine month period.

     Operating income was $0.5 million in the first nine months of 1997, a decline of $2.6 million from the third quarter in 1996. Lower earnings on sales to the United States accounted for most of the reduction.


     Other Income and Expense. Other expenses were $11.6 million in the first nine months of 1997, compared with $9.6 million last year. Interest expenses increased $4.9 million to $16.2 million in 1997 due to higher debt levels. This was partially offset by foreign exchange gains of $2.8 million recognized in the third quarter of 1997.


     Income Taxes. The effective tax rate for the first nine months of 1997 was 51%, compared with 30% last year. The increase was primarily due to deferred tax adjustments for the inflation related factors allowed under Mexican tax rules. These adjustments had a negative effect on 1997 calculations and a beneficial effect on 1996 calculations.


     Net Income. Net income was $17.9 million for the first nine months of 1997, compared to $14.9 million in 1996. The 1996 results included an extraordinary expense of $5.0 million, net of income taxes, due to adjustments in the provision for disposal of the transit manufacturing business in 1994. Income from continuing operations was $19.9 million in 1996, or $2.1 million more than the current year. This is reflective of the additional inventory allowances and provisions for bad debts recorded in the third quarter of 1997.

                         PART II. - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                  None


          (b) Reports on Form 8-K

              The Company filed a current report on Form 8-K on November 28, 1997, reporting an event under Item 5 on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MCII HOLDINGS (USA), INC.
                              (Registrant)



November 28, 1997             By  /s/ James D. Guerra
                                  ------------------------------------
                                  James D. Guerra
                                  Vice President
                                  Comptroller and USA/Canada Treasurer
                                  (Principal Financial Officer
                                  and Authorized Officer)