Form 10-K405
period 1997-12-31
MCII HOLDINGS USA INC
filed 1998-04-15
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended DECEMBER 31, 1997 or Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No. 333-08871

                           MCII HOLDINGS (USA), INC.
             (Exact name of registrant as specified in its charter)


           Delaware
(State or other jurisdiction of                      86-0830781
 incorporation or organization)         (I.R.S. Employer Identification No.)

               10 East Golf Road, Des Plaines, Illinois  60016
            (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:  (847) 299-9900


      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           [X]
     The aggregate market value of the voting stock held by non-affiliates of the registrant: None as of March 15, 1998.

     The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of March 15, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           REDUCED DISCLOSURE FORMAT
     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                               TABLE OF CONTENTS


                                     PART I


      ITEM 1.  BUSINESS .............................................   1
      ITEM 2.  PROPERTIES ...........................................  16
      ITEM 3.  LEGAL PROCEEDINGS ....................................  16
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..  16


                                    PART II


      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS ........................  17
      ITEM 6.  SELECTED FINANCIAL DATA ..............................  17
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ................  17
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK ........................................  20
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........  20
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE .............  20


                                    PART III


      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                  OF THE REGISTRANT .................................  20
      ITEM 11.  EXECUTIVE COMPENSATION ..............................  20
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT .............................  20
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......  20


                                    PART IV


      ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                  REPORTS ON FORM 8-K ...............................  21



     Certain information included in this Report on Form 10-K may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by MCII Holdings (USA), Inc. or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions including inflation, currency and interest rate fluctuations, trade restrictions, and general debt levels; competitive factors including price pressures, technological developments, and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. MCII Holdings (USA), Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1. BUSINESS


THE COMPANY

     MCII Holdings (USA), Inc. ("MCII Holdings" or the "Company") is a leading designer, manufacturer and marketer of intercity coaches and related replacement parts for the North American market. The Company's Motor Coach Industries International, Inc. ("MCII") subsidiary began manufacturing intercity coaches and distributing replacement parts in Canada in 1933 and in the U.S. in 1963. Since the late 1970s, the Company has consistently maintained a market share in excess of 50% in the U.S. and Canadian coach markets. The Company's established market position and product longevity have led to an installed base of approximately 75% of the estimated 30,000 industry-wide fleet of coaches operating in the U.S. and Canada. The Company's Dina Autobuses, S.A. de C.V. ("Autobuses") subsidiary began manufacturing intercity coaches and distributing replacement parts in Mexico in 1951. The Company has an installed base of approximately 65% of the estimated 34,000 industry-wide fleet of coaches operating in Mexico. The Company's large installed customer base creates a high level of customer loyalty leading to new coach purchases and demand for its replacement parts.


MCII

     MCII manufactures and offers a full range of coach models. MCII currently offers four lines of coaches targeted for both the economy and luxury markets, including its recently introduced Renaissance(R) line of European-styled super-luxury coaches. In addition, the Company is currently in the process of developing a new family of coach models, the G Coach models, that it anticipates would be ready to market to Greyhound Lines, Inc. ("GLI") in late 1998 and other customers in 1999 or 2000. MCII sells coaches to a highly diversified customer base, including line operators, tour operators and suburban operators, and has negotiated long-term supply contracts with GLI and Coach
USA, Inc. ("CUI").  MCII operates manufacturing facilities in Winnipeg,
Manitoba and Pembina, North Dakota. In 1997, MCII's coach business represented 60.9% of the Company's revenues and 58.5% of the Company's operating income.

     MCII's Universal Coach Parts, Inc. ("UCP") subsidiary is the largest manufacturer and distributor of replacement parts for intercity coaches and transit buses in North America. UCP provides the Company a stable revenue stream and is a natural complement to its coach manufacturing operations. UCP has developed a proprietary line of parts marketed under the COACH GUARD(R) and DIESEL GUARD(TM) names. In 1997, UCP's replacement parts business represented 26.1% of the Company's revenues and 20.0% of the Company's operating income.

Autobuses

     On January 31, 1997, MCII Holdings' parent company, Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), contributed Autobuses to MCII Holdings. Management of the Company believes that separate audited historical financial statements for Autobuses are not required on the basis of the application of the significance test prescribed under the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, the Company did not file a current report on Form 8-K with separate audited historical financial statements for Autobuses with the SEC.

     Autobuses manufactures three coach models for sale in the Mexican and Latin American markets and a line of economy coaches for sale by Hausman Bus Sales, Inc. ("HBSI"), the Company's wholly-owned sales subsidiary, in the U.S. and Canadian markets. During 1992, Autobuses contracted with Marcopolo S.A. -- Carrocerias e Omnibus of Brazil, a Brazilian motor coach manufacturer ("Marcopolo"), for technology with respect to the assembly and mounting of Marcopolo's European-style coach bodies, technical training and access to all future Marcopolo models. Under this agreement, Autobuses has the exclusive right in Mexico to assemble and sell coaches with Marcopolo designed bodies. Further, Autobuses has the nonexclusive right to sell the Marcopolo designed bodies in North American countries other than Mexico. The Marcopolo agreement will expire by its terms in 2001, but may be extended upon mutual agreement of the parties. In 1996, Autobuses began developing a new low cost family of coaches, the F Coach models, based on its own proprietary technology.
Autobuses began delivering the first model of the F Coach family, the F-11, in Mexico in early 1998. Autobuses currently has an approximate 30% share of the Mexican coach market. Autobuses' modern manufacturing plant, located in Cuidad Sahagun, Mexico, and the favorable Mexican labor market enable the Company to produce buses at substantially lower costs in Mexico than in the U.S. or Canada. In 1997, Autobuses represented 13.0% of the Company's revenues and 21.5% of the Company's operating income.


BUSINESS STRATEGY

     The Company's business objective is to maximize profitability and maintain its leading market position in the North American coach market. The Company plans to achieve these objectives by pursuing the following strategies:

Capitalize on New Coach Product Lines

     The Company has recently developed and has begun marketing a new, high-end coach as it seeks to capitalize on the increased demand by tour and charter operators for more highly styled and technologically advanced products. The Renaissance(R) coach is a newly designed luxury coach with European styling targeted for the U.S. and Canadian tour and charter bus markets. Tour and charter operators are increasingly demanding a highly styled product to satisfy the tastes of charter customers and foreign tourists who have grown accustomed to this design in their home countries. The Renaissance(R) coach, introduced in October 1997, offers increased customer amenities, such as a patented spiral staircase, advanced audio systems, extra large luggage racks and large lavatory. It has been both well received by customers and critically acclaimed by the industry, as evidenced by its winning the Machine Design and Structural Dynamics Research Corporation 1996 Concurrent Engineering Award for new product design. The Renaissance(R) coach was engineered to maximize manufacturing efficiencies by requiring fewer parts and reducing assembly man hours.

     The Company is also in the process of developing two new coach products. The G Coach model is a line-haul coach being developed with GLI for use as its principal coach. The G Coach, anticipated to be introduced to GLI in late 1998, benefits from the many technological innovations and cost reduction advancements gained from the Renaissance(R) design and development process.
The Company is also developing, and has introduced in Mexico, the first model of a new low-cost family of coaches, the F Coach family. As these new products gain increased acceptence in the North American coach market and older models are no longer demanded, the Company believes that it can streamline its manufacturing operations while still offering North America's broadest product line.

Expand Proprietary Product Designs to International Markets

     Autobuses' introduction of the F Coach in early 1998 was its first proprietary coach design for the Mexican market. The Company has plans to market this low-cost product throughout Latin America.


Leverage Lower Cost Mexican Manufacturing Operations

     The Company's business strategy seeks to capitalize on the modern, lower cost manufacturing capabilities available to it at its Cuidad Sahagun, Mexico plant to increase market share by producing low cost, high quality products for sale throughout North and South America. The Company's extensive U.S. and Canadian coach distribution and service organizations provide the necessary channels to sell coaches produced in Mexico and realize significant cost savings. Since 1995, the Company has delivered 560 units in the U.S. and Canada of its lower-priced Mexican-manufactured Viaggio(R) 1000 coach, primarily to smaller domestic fleet operators or other independent coach operators. As the Company introduces new products, it intends to further utilize its lower cost, higher capacity Mexican manufacturing operations.

Further Rationalize Operations

     Management believes that the consolidation of MCII and Autobuses under a single holding company will present opportunities to realize savings from combining the purchasing of common components such as engines, axles, tires and transmissions. Since the combination, the Company has secured long-term agreements with suppliers on more favorable terms and with lower prices. The Company anticipates that the gradual rationalization of its engineering and coordination of its various new coach, used coach and replacement parts sales forces will also improve efficiency and reduce selling costs.

     The Company believes it can further reduce costs through process and manufacturing re-engineering and overhead reductions. The Company continues to re-engineer its manufacturing process and component designs with an emphasis on increased parts standardization. The Company believes that parts standardization will result in faster parts service to the customer and increased profitability and market penetration due to a higher quality product.


HISTORICAL BACKGROUND

     MCII is the leading manufacturer of intercity coaches in the U.S. and Canada and began manufacturing intercity coaches and distributing replacement parts in Canada in 1933 and in the U.S. in 1963. On August 4, 1994, Dina acquired all of the issued and outstanding stock of MCII for $311.6 million. On June 3, 1996, Dina contributed its ownership interest in MCII to MCII Holdings. Dina owns all of the outstanding common stock of MCII Holdings. Approximately 48% of the outstanding shares of capital stock of Dina are owned by Grupo Empresarial G, S.A. de C.V., a holding company wholly-owned by the members of the Gomez Flores family. Members of the Gomez Flores family, collectively, also hold approximately 3.2% of the capital stock of Dina directly.

     Dina traces its origins to the establishment of Diesel Nacional, S.A. ("Diesel Nacional") in 1951, which was formed by the Mexican government with minority ownership by Mexican and Italian private investors. Diesel Nacional manufactured coaches, trucks and tractor trailers. On November 27, 1989, Dina acquired the assets of Diesel Nacional and acquired majority ownership of its operating subsidiaries from Diesel Nacional.

     In January, 1997, Dina contributed 99.99% of the capital stock of Autobuses to MCII Holdings. This change in structure made Autobuses and its two subsidiaries, Autopartes Hidalguenses, S.A. de C.V. and Carrocera Sahagun, S.A. de C.V., subsidiaries of MCII Holdings. Autobuses subsequently established MCII Buses (USA), Inc. as its third subsidiary.


GEOGRAPHIC SEGMENTS

     Due to the distinct nature of the two geographic markets in which the Company operates, namely the U.S. and Canada as well as Mexico, the operations of MCII and Autobuses are discussed separately below.


MCII

     The following table provides MCII's new coach sales and MCII's sales of Autobuses manufactured Viaggio(R) 1000 coaches for the last three years:



                                       Year Ended December 31,
                                     ----------------------------
                                       1997      1996      1995
                                     --------  --------  --------
MCII new coach sales...............   1,283     1,320     1,007
MCII sales of Viaggio(R) 1000(1)       222       226       112

--------------------------
     (1) Represents sales of Viaggio(R) 1000 coaches, manufactured by Autobuses and sold by the Company's wholly-owned subsidiary, HBSI, to the Company's customers in the U.S. and Canadian markets.

     MARKET. MCII currently has an installed base of approximately 75% of an industry-wide fleet of over 30,000 coaches in operation in the U.S. and Canada, having an average age of approximately twelve years. Coaches are used primarily to transport passengers between cities at regularly scheduled intervals ("line-haul operations") or on tour or charter trips. Line-haul operators and tour and charter operators purchase coaches tailored to meet the needs of their targeted customers. Tour and charter operators typically desire coaches that offer more extensive amenities and options than the coaches produced for line-haul operators. Certain state and municipal transportation agencies, such as the New Jersey Transit Corporation ("NJTC"), New York City Transit Authority ("NYCTA") and Denver Regional Transportation District ("DRTD"), also utilize intercity coaches to transport passengers who have a relatively long daily commute.

     The coach business in the U.S. and Canada is highly cyclical. During times of general economic weakness, many coach operators postpone fleet replacement programs and may even reduce the size of their fleets. As economic recovery occurs, coach operators tend to accelerate fleet replacement and increase fleet size.

     BACKLOG.   MCII's coach backlog was 845 units as of December 31, 1997, which included 160 units for GLI, compared with 577 units as of December 31, 1996, which included 27 units for GLI.

     PRODUCTS.   MCII currently produces four models, under the trademark of
MCI. The Company's principal product line has evolved over the last 20 years and consists of two standard model 40-foot long vehicles and a 45-foot long vehicle. The Model 102D3 is a 40-foot long, 102-inch wide European-styled vehicle. The MC-12 model is a lower-priced, line-haul coach, 40-feet long and 96 inches wide, produced principally for GLI. The Company's third model, the Model 102DL3, is a 45-foot long, 102-inch wide European-styled coach with increased passenger and baggage capacity and a standard configuration of 55 seats, giving it an increased passenger capacity of 17% over the 40-foot models, which capacity generally enables operators to reduce their operating cost per passenger mile. The wide array of options available on the Model 102D3 and the Model 102DL3 allow the Company to market these models to both line-haul operators and tour and charter operators. MCII's latest model is the 45-foot long, 102-inch wide Renaissance(R) coach. Introduced in October 1997, the Renaissance(R) has a seating capacity of 54 to 56 passengers and features European styling and luxury designed to serve the high end of the tour and charter market. The Renaissance(R) coach's standard features include a patented spiral staircase, zoned temperature controls, tiered theater seating, extra luggage room, large lavatories and advanced entertainment center, with a six-monitor video cassette system, six-CD changer, AM/FM/PA cassette and 34-speaker stereo system that afford an overall level of luxury not previously available in the domestic market. In addition, the Renaissance(R) model offers the most advanced mechanical features in the tour and charter market, including a universal engine compartment, below-floor cooling system, all air disc brakes with six-wheel anti-lock system and a rear axle system designed to provide enhanced maneuverability and safety. The Company primarily markets the Renaissance(R) coach to tour and charter operators.

     The two 40-foot coach models generally sell in a price range of $240,000 to $325,000, and the 45-foot coach generally sells in a price range of $290,000 to $340,000. These prices depend on width, options, special features and volume purchased. Substantially all of MCII's coaches are built to order with over 2,000 options available. The standard warranty period for these models is 24 months. The Renaissance(R) model generally sells in a price range of $350,000 to $380,000 and has a 30-month warranty period.

     MCII also markets the Viaggio(R) 1000, a versatile model manufactured in Mexico by Autobuses, which is utilized by both line-haul operators and tour and charter operators. The Viaggio(R) 1000 generally sells in a price range of $240,000 to $270,000. The standard warranty period for the Viaggio(R) 1000 in the U.S. market is 24 months.

     MCII is currently in the process of developing a lower-priced, durable line-haul model, known as the G Coach, which management anticipates offering in 41-foot, 45-foot and 11-meter versions. This new model is being jointly developed with GLI for use as the principal line-haul coach in its fleet. The introduction of the 41-foot line-haul model is expected in late 1998 for GLI.

     MARKETING.    In the U.S. and Canada, the Company's coaches are marketed through HBSI's direct-sales force representatives who make regular visits to both current and potential customers and attend major industry trade shows to market the MCI and Viaggio(R) 1000 coaches. Management believes that the attentiveness and visibility of the Company's sales force among coach operators solidify the Company's reputation and enhance its sales position. MCII uses independent contractors to market its coaches overseas.

     CUSTOMERS. The customer base in the intercity coach industry in the U.S. and Canada is highly diversified. The largest coach transportation companies in the U.S., GLI and CUI, currently have fleets of over 2,000 coaches and 3,400 coaches, respectively, or a combined 18% of the 30,000 industry-wide fleet in the U.S. and Canada. Thus, the remaining 82% of the market is composed of smaller to mid-size operators. The primary customers for intercity coaches are independent coach operators, national coach fleet operators, including GLI and CUI, and government agencies that use coaches for public transit services, including NJTC, NYCTA and DRTD. While management estimates that in the past three years the average order size (excluding GLI and CUI orders) for any single operator has been approximately 2.7 units, order size has ranged from one coach up to approximately 180 coaches.

     Independent Operators. Management estimates that in the U.S. and Canada, independent regional operators (i.e., operators other than GLI and CUI) of regular route or tour and charter operations account, on average, for approximately 60% of the Company's annual coach sales. Management believes that purchasing decisions by these buyers are based upon a number of factors, including reliability, service and parts availability, operating costs, price, resale value, financing terms, curbside appeal and interior amenities.

     GLI. GLI is a nationwide regular route operator in the U.S. GLI's fleet totals over 2,000 coaches. For the years ended 1997, 1996 and 1995, GLI accounted for 9.5%, 11.1%, and 10.2%, respectively, of the Company's consolidated revenue.

     Management believes that important purchase criteria for GLI include life cycle costs, reliability, availability of replacement parts and support, passenger comfort, interior amenities and purchase price. MCII and GLI have an agreement, which extends through December 31, 2007, and may be terminated by either party at the end of any calendar year upon 180 days prior notice, that provides that GLI will purchase from MCII at least 80% of its annual requirements for new coaches. The Company delivered 205 and 228 coaches to GLI in 1997 and 1996, respectively. No assurance can be given regarding GLI's future ability or need to purchase coaches from MCII.

     CUI. From its inception in September 1995, CUI has grown to become the largest provider of coach charter, tour and sightseeing services and one of the five largest non-municipal providers of commuter and transit coach services in the U.S. CUI operates across the U.S., serving a broad customer base with a growing fleet of over 3,400 coaches. CUI continues to implement a growth strategy that concentrates on acquisitions of coach operators, internal growth and economies of scale. For the years ended 1997 and 1996, sales to CUI accounted for 7.6% and 0.9%, respectively, of the Company's consolidated revenue. Effective June 9, 1997, CUI signed an agreement with MCII pursuant to which CUI agreed that MCII will be the primary supplier (estimated to be at 75%) of CUI's annual new coach requirements for the period through 1999. For the years ended 1997 and 1996, the Company sold 189 and 20 units, respectively, to CUI.

     Government Agencies. Government-funded public transportation agencies utilize a variety of commuter, wheelchair-lift compatible and other specialty coaches. Management believes that the primary buying criterion for such customers is initial price for a given set of design specifications, with overall lifecycle costs as a secondary concern. The demand from such customers varies widely from year to year as government agencies periodically make large procurements, every three to six years on average, and in any given year, such customers may represent over 10% of MCII's sales of new coaches.

     For example, MCII sold 700 coaches to NJTC that were delivered in 1982 through 1984, 415 coaches to NJTC that were delivered in 1987 and 1988 and 60 compressed natural gas coaches to NJTC which will be delivered in 1998 under an alternative fuel program. NJTC uses these coaches for public transport of passengers with relatively long daily commutes or in intercity service. Because over 90% of NJTC's fleet consists of MCI coaches, management believes it will have a competitive advantage when NJTC's next purchase is made. However, there can be no assurance that NJTC will order new coaches, when such order will occur or that MCII will be awarded the contract. In addition, the Company has received an order to deliver 120 coaches in 1998 and 60 coaches in 1999 to the NYCTA.

     COMPETITION. MCII has two principal competitors in the U.S. and Canadian coach market: Prevost, a subsidiary of Volvo, which management believes to be the largest of its competitors, and Van Hool. Both of these competitors have significant manufacturing, financial, research and development and marketing resources.

     The bases for competition in the U.S. and Canadian coach market are price, quality, financing and trade-in options, product styling and aftermarkets parts and service capability. The Company believes that it enjoys a competitive advantage in the market due to its quality products, wide array of options and amenities offered on its coaches and strong aftermarkets parts and service capability. An additional factor contributing to the Company's market share is the convenience and cost efficiencies that operators derive from managing and servicing a fleet of coaches manufactured and supported by a single supplier. These efficiencies may exist for both larger, multi-site operators as well as smaller, independent operators who rely on MCII for a variety of support services.

     DISTRIBUTION. The Company does not use distributors in the U.S. or Canada.

     FINANCING. MCII sells coaches for cash, but in many cases offers terms (generally net 30 days) to its most creditworthy customers and provides long-term financing as a necessary adjunct to its coach manufacturing business. Demand for new coach financing from MCII is primarily dependent upon the annual level of new coach sales as well as the availability of alternative sources of financing.

     MCII provides new and used coach financing to its intercity coach customers through two entities - MCII Funding Inc. ("MFI") and BusLease, Inc.
("BLI").   MFI is a financing company established in 1997 as a subsidiary of
MCII Financial Services, Inc. ("MFS") in which MCII owns a minority interest. MFS was established in 1997, in a related party transaction (see Note 23 to the Notes to Consolidated Financial Statements). BLI is MCII's wholly-owned financing subsidiary. Both MFI and BLI provide conditional sales contracts and operating leases to the Company's coach customers. MFI provides access to a lower cost of capital through an established revolving line of credit and is negotiating a securitization program. MFI is often able to offer a lower cost financing option to the Company's customers that qualify under the portfolio requirements of the program. In the event that a customer does not qualify for financing from MFI, BLI offers an alternative source of financing. In Canada, Motor Coach Industries Limited provides some financing to those customers who are unable to access outside lending agencies.

     Periodically, BLI sells contract receivables to financial institutions and provides a limited guarantee to those institutions against losses on such contracts with respect to debtor default.

     USED COACHES. MCII provides used coach brokerage and dealership services through HBSI. The used coach operations provided revenues for the years 1997, 1996 and 1995 of $50.4 million, $52.6 million and $47.2 million, respectively. The size of the used coach business is dependent upon several factors, including the size of the entire coach fleet, new coach orders that generate trade-ins and the level of changes in the fleet composition of coach operators. Management estimates that the existing industry-wide fleet of over 30,000 coaches in the U.S. and Canada changes ownership every 12 years, creating an average used coach volume of about 2,500 units per year. Sales of used coaches were 496 units, 571 units and 583 units, respectively, for the years 1997, 1996 and 1995.

     Due to the Company's installed base of coaches, maintenance and repair capabilities, customer network and industry knowledge, HBSI is able to purchase and resell a substantial volume of used coaches. Management believes that the Company's capacity to accept used coaches in support of new coach sales and resell them through its distribution system provides the Company with a competitive advantage. Management believes that HBSI's largest competitor in the dealership business is ABC Bus, Inc., which also serves as Van Hool's U.S. sales agent for new coaches.

     REPLACEMENT PARTS. Management believes that UCP is a leading supplier of original equipment manufacturer ("OEM") quality replacement parts for the combined intercity coach and transit bus aftermarkets in the U.S. and Canada. UCP offers over 160,000 items necessary for coach and bus repair and regularly scheduled maintenance. UCP has six strategically located distribution outlets in the U.S. and Canada that allow UCP to promptly (if necessary, within 24 hours) deliver replacement parts nationwide. Management believes that UCP's breadth of product line and geographic scope are unmatched in the industry. In addition to the core intercity coach and transit bus parts business, UCP also distributes parts for school buses and certain diesel engines.

     The replacement parts business is segmented into high quality parts supplied by an OEM, which may fit coaches made by other manufacturers, and non-OEM parts, which are marketed primarily on a value basis. UCP maintains a strong market position in the U.S. and Canadian replacement parts markets due to the large installed base of MCII vehicles. Despite the fact that the Company no longer manufactures transit buses, UCP continues to supply replacement parts to the Canadian transit bus market and provides OEM replacement parts for transit buses previously manufactured in the U.S. by the Company. In 1996, the Company further strengthened its competitive position by purchasing certain assets of The Flxible Corporation ("Flxible"), a former transit but competitor. This purchase enables UCP to provide replacement parts for transit buses previously manufactured by Flxible.

     Management believes that UCP's current strength is in providing OEM parts that are either manufactured by the Company or acquired by it from the original equipment manufacturer. UCP offers a wide selection of replacement and repair parts to the Company's customers. In an effort to leverage further the competitive strength of its replacement parts business and distribution facilities, UCP has developed its own brand of alternate, non-OEM parts under the COACH GUARD(R) name. More than 75 products have been introduced for this segment since its inception in 1993. UCP also markets diesel engine parts under the name DIESEL GUARD(TM). In addition, UCP has developed a line of remanufactured parts and components. Management believes that the availability of remanufactured products will permit UCP to access new markets that are currently served by local and regional parts rebuilders.

     For sales of replacement parts, UCP utilizes 13 full-time field representatives, as well as telemarketing salespersons. The sales force makes regular visits to both current and potential customers, attends major industry trade shows, responds to advertisements for bids to supply replacement parts and uses telemarketing techniques.

     Management believes that customers place considerable emphasis on the quality of parts purchased as well as the speed and efficiency provided by their parts suppliers. Under an agreement with GLI, which is terminable by either party upon 180 days notice, the Company supplies and manages most of GLI's inventory of replacement parts.

     Management believes that the demand for transit parts is a function of the number of transit buses currently in operation, the average level of usage for each bus and the average age of the bus fleet. Management believes that purchasers of transit parts are more price-sensitive and less service sensitive than customers in the coach aftermarket because the opportunity cost to the transit authority of a transit bus out of operation is less significant than the lost revenue of a line-haul coach operator. As a result, in the U.S. a large percentage of transit parts purchases are conducted on a public bid basis. Customers in the U.S. often choose to make a major purchase of parts inventory upon the procurement of additional new transit buses to ensure the availability of parts and to minimize cost through volume purchasing.

     The replacement parts business is highly fragmented and competitive. Management believes that UCP's largest competitors are Prevost, Mohawk and ABC Bus, Inc., for coach replacement parts, and the major transit manufacturers, BIA, New Flyer and Neopart (the parts operation of Neoplan), for transit bus replacement parts. The remaining competitors include other coach manufacturers, diesel engine manufacturers, niche marketers and local vendors. Management believes that the factors influencing the choice of parts suppliers include a supplier's proximity to the customer, the number of replacement parts offered, level of technical knowledge and support and, to a lesser extent, price.

     In the replacement parts business, UCP has improved responsiveness to customer demands through development of its information systems. UCP has installed remote order entry terminals in over 260 customer locations in order to minimize lead times and to accelerate the delivery process. Management believes that the installation of these electronic order entry terminals at customer locations expedites replacement parts orders and strengthens customer loyalty.

AUTOBUSES

     The following table sets forth Autobuses' intercity coach sales, the total number of unit sales of intercity coaches in Mexico, Autobuses' share of those sales and Autobuses' export sales for the periods indicated:


                                           Year Ended December 31,
                                         ------------------------------
                                             1997      1996      1995
                                             ----      ----      ----
Autobuses' Mexican intercity coach sales      232        40        16
Total Mexican market sales.............       772       313       174
Autobuses' market share................       30%       13%        9%
Autobuses' export sales (1)............       234       270       132

-------------------------
(1) These figures primarily represent sales of Viaggio(R) 1000 coaches to the U.S.

Source: Asociacion Nacional de Productores de Autobuses, Camiones y Tractocamiones (National Association of Coach, Truck and Tractortrailer Producers or "ANPACT") for 1997, 1996 and 1995.

     MARKET. Autobuses currently has an installed base of approximately 65% of an industry-wide fleet of 34,000 intercity coaches operating in Mexico, having an average age of 17 years. Over 90% of passenger travel from city to city in Mexico is by intercity coach. Coaches are an integral part of the transportation system in Mexico given the nation's under-developed railway system and the high cost of air travel.

     Prior to 1990, bus fares in the Mexican intercity coach market were controlled by the government which resulted in mostly economy-class service with more stops and fewer coach amenities. In 1990, the Mexican government discontinued the regulation of bus fares, resulting in the development of two new classes of service, executive and first class, which have more direct routes and greater amenities. Autobuses provides coaches for all three classes of service. The intercity coach industry in Mexico has been subject to significant cyclical volatility. Industry cycles are influenced by overall levels of economic activity, competition with airline rates, interest rates and government actions that may have both short-term and long-term effects on demand.

     BACKLOG. Autobuses' coach backlog as of December 31, 1997 and 1996 was 781 units and 464 units, respectively.

     PRODUCTS. Autobuses produces coaches for the Mexican market under the Dina brand name. The Paradiso and Viaggio(R), which are trademarks of Marcopolo used under license by Autobuses, serve primarily the needs of the executive and first class markets. Autobuses offers the Viaggio(R) in three distinct models having an average unit sales price exceeding $111,000, the Viaggio(R) 1000, 2 axle model, the Viaggio(R) 1000, 3 axle model, and the Viaggio(R) 850, 2 axle model.

     In 1996, in an effort to be more cost effective, Autobuses began developing a new, low cost family of coaches, the F Coach models, targeted for the first and second class coach markets in Mexico and Latin America. The F Coach family, which will be available in 11-meter and 12-meter versions, will use proprietary technology and be competitively priced in the $105,000 to $130,000 range. Autobuses finished testing the first model of the F-Coach family, the F-11, in August 1997, and began delivery of the F-11 in early 1998. Autobuses expects to complete testing on the second model of the F-Coach family, the F-12 in the second half of 1998 and plans to begin delivery of the F-12 shortly thereafter. As of December 31, 1997, Autobuses has incurred expenses of $6.1 million and $1.6 million in connection with the development of the F-11 and F-12, respectively, and expects to spend an additional combined total of approximately $1.9 million on the F-Coach models in 1998.

     Autobuses' coaches can be tailored to directly meet the needs of the customer through a wide array of seating options and amenities. The Company believes the coaches have a reputation for high quality and durability in the industry. The limited use warranty provided for all of its coaches is currently for one year or 200,000 kilometers, whichever occurs first. Warranties on engines are provided by suppliers.

     CUSTOMERS. Autobuses sells coaches to customers in the U.S. through the Company's subsidiary, HBSI, and directly to customers in Mexico. Autobuses' customer base in Mexico includes major fleet operators such as Transportes del Pacifico, El Expresso Mexico, Promotora Terrestre Mexicana, Mexico-Puebla, Estrella Roja, Autotransportes Transpars, Transportes Rodulfo Figueroa and Turibus Platino.

     In 1993, Autobuses entered into a thirty-year contract with Grupo Estrella Blanca S.A. de C.V. ("Estrella Blanca") pursuant to which Estrella Blanca agreed to purchase coaches exclusively from Autobuses so long as Autobuses priced its coaches competitively with the Mexican coach market. Due to the crisis in the Mexican economy and Estrella Blanca's distressed financial condition, Autobuses made no sales to Estrella Blanca in 1995, 1996 or 1997 but was paid in full by Fobaproa, a trust established by the Mexican government to assist financially distressed vital service entities in Mexico, for the coaches delivered to Estrella Blanca in 1994. Following the financial recovery of Estrella Blanca, in 1997 Autobuses and Estrella Blanca agreed to extend the contract for the sale of coaches until 2027.

     COMPETITION. As of December 31, 1997, Autobuses competes against two other major companies --Mexicana de Autobuses (MASA), which is currently being reorganized under the Mexican bankruptcy laws, and Omnibus Integrales. Autobuses' market share was 30% in 1997 compared with 13% and 9% in 1996 and 1995, respectively.

     The bases for competition in the intercity coach market are original sales price, parts availability and U.S.-manufactured componentry. Autobuses believes it enjoys a competitive advantage due to its domestic production facilities, its U.S.-designed components, the ability to tailor bodies to customer specifications by offering a wide array of seating options and other amenities, the well-established Dina brand names, nationwide replacement parts availability and the imposition of tariffs on new coach imports by companies located in countries that are not subject to the terms of NAFTA.

'


     DISTRIBUTION. Except for sales in the U.S. by HBSI, coaches and transit buses are currently sold by Autobuses directly to end users without the use of distributors.

     PRODUCTION. Autobuses assembles coaches at its plant in Cuidad Sahagun, Mexico. In addition to Marcopolo bodies, Autobuses uses several suppliers, primarily in the U.S., for materials, components and other parts. Purchases from these suppliers provide substantially all of Autobuses' requirements for diesel engines, transmissions, suspensions, axles, brakes, electronic components, glass parts and most components for bodies. Autobuses operates one line at its plant with the capacity to produce 1,800 coaches annually.


MANUFACTURING AND RAW MATERIALS/COMPONENTS

     The Company's manufacturing/assembling operations utilize raw material and components supplied by diverse North American and international sources. Major component parts, such as engines, axles, transmissions, suspension, seats and air conditioners, are provided by original equipment manufacturers.
Recognizing that savings in purchasing and logistic costs can be achieved by identifying, creating and taking advantage of similarities among the components used to manufacture/assemble the various coaches which it produces, the Company has implemented a six-step strategic purchasing program. First, the Company has formed a team of professional buyers to procure common components for the Company's MCII and Autobuses operations. Second, the team has joined efforts with the Company's engineering team to identify and create commonalities among different products and better utilize technologies from the Company's business units. Third, the engineering and procurement teams have implemented a program to consolidate the supplier base by using suppliers as full service suppliers in order to provide the Company with a complete modular just in time system.
The Company is negotiating long term strategic partnerships with such suppliers. Fourth, the Company is consolidating raw material purchases from its suppliers. Fifth, the Company has implemented a program to source products from international markets, principally Latin America and South Asia. Sixth, the Company out-sources products to manufacturing areas mainly in Mexico for metal fabrication and plastic components. The Company anticipates that this six-step program will reduce the Company's current purchasing and logistic costs.

     For certain materials and major components, the Company relies primarily on a limited number of suppliers, namely Meritor for axles, Detroit Diesel for engines, Allison Transmission for transmissions, Carrier for air conditioning units and Atlas Alloys for stainless steel. Alternate suppliers used to a lesser extent or available for use are Dana Corporation and Eaton Corporation for axles, Cummins and Caterpillar for engines, Eaton Fuller and ZF Friedrichshafen AGA for transmissions, Thermoking for air conditioning units and Namasco Ltd. and others for stainless steel. Although there are additional alternate suppliers, the Company's customers demand the component parts that are currently assembled into its coaches. The Company also relies on component parts and design technology provided by Marcopolo in the assembly of its Viaggio(R) and Paradiso coach models.

RESEARCH AND DEVELOPMENT

     The Company devotes significant resources to developing new products and proprietary technology in order to expand the breath of its product line, lower its production costs, improve quality and serve the needs of its customers in the coach markets. The Company conducts engineering, testing and design at three facilities located in Winnipeg, Manitoba, Roswell, New Mexico and Cuidad Sahagun, Mexico. In addition, the Company contracts with other engineering, testing and design companies. The Company spent $6.7 million, $7.3 million and $2.9 million in the fiscal years ended December 31, 1997, 1996 and 1995, respectively, on research and development.

     Current research and development projects for the Company's coach operations include the G Coach family and the F Coach family. The Company has incurred costs of $4.4 million and $7.7 million as of December 31, 1997 for the development of the G Coach and F Coach family, respectively, and expects to spend an additional $12.5 million and $1.9 million, respectively, for the completion of such projects.


TRADEMARKS AND PATENTS

     The Company, through its wholly-owned subsidiary, MCII, owns numerous trademarks, representing goodwill in the businesses using the trademarks, and owns a number of patents which MCII believes give it a competitive advantage in the marketplace. U.S. trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The trademarks owned and used by the Company include the well known MCI marks and the Renaissance(R) mark. The marks COACH GUARD(R) and DIESEL GUARD(TM) are in use in the replacement parts operations. COACH GUARD(R) has been registered and filings have been made to register DIESEL GUARD(TM). The Company owns numerous patents protecting, among other things, various aspects of the MCI coaches. Patents are granted for a term of 17 years. The Company has the right to use the GLI name and the "Image of the Running Dog" for the manufacture and sale of intercity coaches, transit buses and replacement parts in all countries other than the U.S., Canada and Mexico.

     Dina has registered certain trademarks in Mexico, including the names DINA, DIMEX and Citus. Paradiso is a registered trademark of Marcopolo, which is used under license from Marcopolo. Viaggio(R) is a registered trademark of Autobuses in the U.S. The Company has received approval for patents covering its "torsilastic" advanced suspension system for coaches and various components used in coaches. The Company operates under licenses for numerous patents relating to its products and their manufacture held by third parties and pays royalties under these licenses. While many of these patents are considered to be important to particular products, no particular patent or group of related patents is considered by the Company to be essential to its business as a whole.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 4,800 employees. The Company had approximately 1,400 employees in the U.S., 2,300 employees in Canada and 1,100 employees in Mexico. The hourly workers at most locations are organized and represented by unions. Approximately 2,500 employees of the total work force are represented by labor unions. The largest contracts are with the International Association of Machinists and Aerospace Workers (the "IAM") in Winnipeg, Manitoba and Pembina, North Dakota. The Company has entered into an agreement with the IAM in Pembina, North Dakota which will expire on September 30, 2000. The Company successfully negotiated an agreement with the IAM in Winnipeg, Manitoba which will expire in January 2000. MCII's subsidiaries have historically enjoyed satisfactory relations with both union and nonunion employees.

     Approximately 800 Mexican employees are represented by the Independent Union of Workers in the Automotive and Related Industries (the "Automotive Workers Union"). In accordance with Mexican law, the salary provisions of these agreements are renegotiated every year and the benefits provisions every two years. The salary and benefits provisions were renegotiated in February 1998. On February 7, 1998, the Company announced it had reached an agreement with the labor union. The negotiations included a general increase in union salaries of 27% plus 2.5% in benefits.

     The Company experienced a labor strike in Mexico in early 1992 and in February 1994, which resulted in a loss of one day's production in each case. These strikes were resolved when the Company entered into collective bargaining agreements for Autobuses with the Automotive Workers Union. The collective bargaining agreements are scheduled to expire on February 7, 2000. Supervisory personnel at the Company's manufacturing plants are no longer covered by the union agreements.

GOVERNMENT REGULATION

     The operations of, and the products manufactured by, the Company's subsidiaries are subject to various U.S. federal and state and Canadian federal and provincial laws and agency regulations. In the U.S., these regulations include the Clean Air Act and other environmental acts, which regulate coach engine emissions and plant operations; federal motor vehicle safety standards, which establish minimum safety standards for various components of coaches; the Americans with Disabilities Act, which specifies accessibility standards for the physically challenged; and Buy America legislation prohibiting the use of federal funds for coaches with less than 60% U.S. content. In Canada, regulations include various environmental acts that regulate coach plant operations and Canadian motor vehicle safety regulations which establish minimum safety standards for various coach components. Although the Canadian government has not adopted accessibility standards for the physically challenged, such standards are currently the subject of several official studies. The Company cannot accurately predict future expenses or liability which might be incurred as a result of such laws and regulations.

     The Americans with Disabilities Act requires, among other things, that the Department of Transportation ("DOT") promulgate handicapped accessibility standards for coaches. On March 20, 1998, DOT issued a notice of proposed rulemaking (NPRN) setting forth proposed final regulations regarding coach accessibility requirements. The proposed rules, which are expected to be issued as final rules in September 1998, require that all coaches delivered two years or more after issuance of the final rules (three years for "small" operators) must be handicapped accessible. Further, the proposed rules will require certain operators to have at least 50% of their fleet accessible by 2006, and 100% by 2012. The proposed rules, if finalized in their current form, could have a material adverse effect on an operator's business and possibly on the Company's coach business.

     Sales of coaches to the public sector in the U.S. are typically to local transit authorities, paid for in part by federal grants administered by the FTA and subject to the Buy America Act. The Buy America Act generally prohibits the use of federal funds for coach procurements unless (1) the cost of the coach components manufactured in the U.S. equals or exceeds 60% of the cost of all components and (2) final assembly of the coach occurs in the U.S. While the Company believes that its manufacturing processes comply with the Buy America requirements for coach sales that are subject to that act, the Company cannot predict whether any future changes made by the Federal Transit Administration to the Buy America regulations would have any material effect on the Company.

     The operations and products of the Company are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The fundamental environmental law in the Mexican federal system is the Ley General de Equilibrio Ecologico y Proteccion al Ambiente (the General Law of Ecological Balance and Environmental Protection, or the "Ecological Law"). Under the Ecological Law, rules have been promulgated concerning water pollution, air pollution, noise pollution and hazardous substances. Additionally, the Mexican federal government has enacted regulations concerning the importation and exportation of hazardous materials and hazardous wastes. The Ministry of the Environment, in conjunction with other governmental entities, state and municipal governments and with the participation of the social and private sectors, is the Mexican federal agency in charge of overseeing compliance with the federal environmental laws. The Ministry of the Environment has the authority to enforce the Mexican federal environmental laws. As part of its enforcement powers, the Ministry of the Environment can bring administrative and criminal proceedings against companies that violate environmental laws, and it also has the power to close noncomplying facilities.

     It is possible that changes in Mexican federal and state environmental laws, or their interpretation or enforcement, could result in material costs to the Company. At this time, management of the Company is not aware of any pending legislation which might, if passed, result in material costs to the Company. Although not required to do so under current environmental laws, in 1993 the Company installed an industrial and sanitary water treatment facility at its plants.

     All of the engines used on the Company's coaches comply with current U.S. and Mexican government emissions standards.

     After the implementation of NAFTA in 1994, the Mexican Auto-Transportation Decree was replaced with a transitional system of quotas which will be phased out over five years. Commencing in 1994, NAFTA permits Mexican manufacturers to import up to 50% of their Mexican production, while non-Mexican manufacturers will be permitted to import a specified percentage of total Mexican production -- 15% in 1994 and 1995, 20% in 1996 and 30% in 1997 and 1998, on the basis of an auction system. Commencing in 1999, such import limitation is scheduled to be eliminated. NAFTA permits Mexico to maintain
quotas on parts and components for a ten-year period.   Under NAFTA, Mexican
import tariffs for 1994 were 9% for components and 8% for engines. These tariffs will be phased out over a ten-year period with respect to new U.S. and Canadian coaches that satisfy NAFTA's U.S., Canadian and Mexican regional content requirements (50% regional content required to qualify for reduced tariffs in 1994 to 1998, 55% in 1999 to 2002 and 60% thereafter). In addition, under NAFTA, Mexican import tariffs on coach parts and components will be phased out over a ten-year period. The present prohibition on importing used coaches into Mexico will be maintained under NAFTA for 15 years and then will be eliminated over a ten-year transition period, permitting the importation of used coaches into Mexico with model ages not exceeding ten years. Dina products imported by MCII for sale in the U.S. and Canada are subject to various U.S.
and Canadian laws and regulations.

ITEM 2. PROPERTIES

     The Company owns manufacturing and assembly plants in the U.S., Canada and Mexico.  Additionally, the Company owns or leases various replacement parts
and repair facilities in the U.S. and Canada.   The Company also owns or leases
other properties in Mexico, including a vehicle and parts distribution center in Vallejo.

     The following table is a summary of the approximate square footage of the Company's facilities as of December 31, 1997:


                            U.S.   Canada     Mexico      Total
                            ----   ------     ------      -----
    Facility Type
    -------------
Manufacturing             186,000  767,000  1,359,000  2,312,000
Replacement parts       1,087,000  104,000    125,000  1,316,000
Modification or repair    134,000        0          0    134,000
                        ---------  -------  ---------  ---------
  Total square feet     1,407,000  871,000  1,484,000  3,762,000
                        =========  =======  =========  =========
      Ownership
      ---------
Owned property            782,000  811,000  1,359,000  2,952,000
Leased property           625,000   60,000    125,000    810,000
                        ---------  -------  ---------  ---------
  Total square feet     1,407,000  871,000  1,484,000  3,762,000
                        =========  =======  =========  =========

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

     MCII Holdings' Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada, which is reviewing certain profit allocation procedures between certain of the Company's Canadian and U.S. subsidiaries and may seek to impute additional Canadian income. MCII Holdings is of the opinion that Revenue Canada's arguments are without merit. See Note 14 to the Consolidated Financial Statements for a further discussion of this matter.

     Manufacturers and sellers of defective products in Mexico may be subject to liability for loss and injury caused by such products under Mexican law. The Company does not carry product liability insurance for product sales in Mexico. Although the Company has never had a product liability claim brought against its Mexican operations and the Mexican laws providing for such liability appear to have been seldom utilized, no assurance can be given that the Company may not be exposed to future product liability claims in Mexico and, if such claims are successful, that the Company will have sufficient resources to pay such claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This item has been omitted pursuant to General Instruction I of Form 10-K which provides for a reduced format.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     This item has been omitted pursuant to General Instruction I of Form 10-K which provides for a reduced format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Pursuant to General Instruction I of Form 10-K, which provides for a reduced disclosure format, the following is management's discussion and analysis of financial condition and results of operations on Form 10-K pursuant to Item 303 of Regulation S-K. The following discussion should be read in conjunction with MCII Holdings' consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

GENERAL

        The Company is a leading designer, manufacturer and marketer of intercity coaches and related replacement parts for the North American market. The Company has achieved a strong market position through enhanced product design and quality, a used coach business that supports trade-in activity and a significant replacement parts and service business that supports coaches in the Company's primary markets, as well as buses used in transit and school bus transportation.

OVERVIEW

        During the three year period from 1995 through 1997, the U.S. and Canadian markets experienced increased product demand. Although flooding conditions in 1997 limited total production at the Company's manufacturing facilities in the U.S. and Canada and the introduction of the new Renaissance(R) coach added significant start-up costs in 1997, MCII's U.S. and Canadian business experienced improved results of operations throughout the three year period, ending the three year period with its highest revenues and net income in 1997.

        During the last three years, the December 1994 devaluation of the Mexican Peso has caused a severe economic depression in the Mexican markets. In order to cope with the depressed Mexican market, Autobuses has reduced employment levels and increased its emphasis on export sales made primarily to the U.S. (through MCII's HBSI subsidiary). Despite these adverse circumstances, Autobuses ended the three year period with its highest net income in 1997.

1997 COMPARED WITH 1996

        General. Revenues for 1997 were $739.8 million, an increase of $72.7 million, or 11%, from revenues of $667.1 million in 1996. The improvement in revenues resulted mainly from increased sales experienced by Autobuses ($35.0 million) and UCP ($34.2 million). The overall gross margin, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales, was 26.2% for 1997, compared with 24.1% for 1996. The Company improved gross margins in its MCII coach manufacturing operations through improved cost control efforts and at Autobuses through improved cost control efforts and increased sales and production volume.

        Operating income was $78.5 million in 1997, an increase of $18.6 million, or 31%, from operating income of $59.8 million in 1996. Operating income increased in all of the Company's operations, but the most significant increase occurred at Autobuses ($12.9 million) due to higher sales in Mexico and the benefits achieved from cost control efforts. MCII's 1997 results included expenses of $7.3 million for new product start-up costs offset somewhat by a $2.1 million reduction in corporate office relocation costs to $0.9 million.

        Based on the reasons noted above, income from continuing operations was $38.2 million in 1997, compared with $27.7 million in 1996. Net income for 1996 was $21.8 million, which reflected an additional $5.0 million expense incurred for MCII's discontinued transit manufacturing business and $0.9 million of debt issuance costs due to early retirement of the Company's main credit facility.

        MCII. The flooding of the Red River in 1997 closed access roads to MCII's manufacturing operations in the U.S. and Canada and limited production during part of the second quarter of 1997. Production difficulties were also encountered with the introduction of the new Renaissance(R) coach. As a result, new coach sales were 1,283 in

\
1997, compared with 1,320 in 1996. Used coach sales declined to 496 in 1997, compared with 571 in 1996, as 75 units from the Company's used coach inventory were leased, at customer favorable terms, to customers encountering new coach delivery delays. MCII's revenues of $644.0 million in 1997 increased from 1996 by 6% as coach manufacturing revenues increased 1% against the prior year due to an improved mix of sales, and UCP's revenues of $193.4 million in 1997 increased from 1996 by 21%, due largely to the 1996 acquisition of the Flxible business.

         Gross margin percentages for MCII improved to 24.3% in 1997 from 23.5% in 1996 due to cost improvements on coaches which resulted in coach manufacturing margins improving to 27.6% in 1997, versus 24.5% in 1996. MCII's operating income of $61.6 million in 1997 was a $5.7 million increase over MCII's operating income in 1996. Operating income from MCII's coach manufacturing operations increased $4.6 million in 1997, due to improved operating cost control efforts which more than offset $7.3 million in new product start-up costs and $0.9 million of additional corporate office relocation costs. Operating income from UCP increased $1.1 million in 1997, due to higher sales volume.

         Autobuses. Following the 1994 devaluation of the Mexican Peso and ensuing severe economic recession, Autobuses reorganized its operations. Autobuses' streamlined organization positioned it to benefit from the recovery of the Mexican economy in 1997. In 1997, Autobuses' sales in Mexico increased to 232 units, compared with sales of 40 units in 1996, while unit sales through MCII were largely unchanged. In addition, Autobuses, in a new business initiative, leased 440 transit bus units during 1997, including 240 units to a related party. Autobuses' 1997 revenues of $95.7 million increased by $35.0 million, or 58%, over 1996 revenues.

         Increased sales volume and improved cost control efforts improved gross profit margins to 38.7% in 1997 from 30.6% in 1996. The combination of favorable factors noted above lead to operating income of $16.9 million in 1997, compared with operating income of $4.0 million in 1996.

         Interest Expense. Interest expense increased $5.8 million to $21.9 million in 1997, reflecting higher debt levels at MCII (greater use of revolving bank credit facilities) and Autobuses (pre-export loans and notes). Dina allocated net interest income of $1.4 million to Autobuses in 1997, compared with Dina's allocation of net interest expense of $1.5 million to Autobuses in 1996.

         Income Taxes. The effective income tax rate declined to 35.8% in 1997 from 40.0% in 1996 primarily due to the application of net loss carryforwards to Autobuses' 1997 Mexican income. The Company had generated net loss carryforwards in prior years as a result of economic difficulties encountered in the early 1990s. In 1997, Autobuses incurred a taxable loss, while generating income for book purposes. The Company had not previously recognized the carryforward benefit of carryforward losses due to the uncertainty of realizability. In 1997, the Company was able to offset these losses against the current year's income. Consequently, Autobuses' 1997 Mexican profits for book purposes were recorded with no income tax.


1996 COMPARED WITH 1995

         General. Revenues for 1996 were $667.1 million, an increase of $140.0 million, or 27%, from revenues of $527.1 million in 1995. The improvement in the Company's revenues reflected an increase of $98.0 million from MCII's coach manufacturing operations and an increase of $23.3 million from Autobuses, as product demand in the U.S. and Canada increased. Overall gross margin, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales, was 24.1% for 1996, compared with 25.2% for 1995. The decline of gross margin resulted from declines in gross margins at UCP and Autobuses.

         Operating income was $59.8 million in 1996, an increase of $16.2 million, or 37%, from operating income of $43.7 million in 1995. The increase resulted from an increase of $18.3 million from MCII's coach manufacturing operations due to higher sales volume. MCII's results included Corporate office relocation costs of $3.0 million in 1996.

         Income from continuing operations was $27.7 million in 1996, compared with $8.3 million in 1995. The overall increase resulted from an increase of income from MCII's coach manufacturing operations. Net income for 1996 was $21.8 million, which reflects an additional $5.0 million expense incurred for MCII's discontinued transit manufacturing business and $0.9 million of debt issuance costs due to early retirement of the Company's main credit facility.

         MCII. MCII's revenues of $606.4 million in 1996 increased by $116.7 million, or 24%, over revenues in 1995. New coach sales were 1,320 in 1996, compared with 1,007 in 1995, due to increased customer demand in the U.S.

         Gross margin percentages were stable at 23.5% in 1996, as compared with 23.9% in 1995. MCII's operating income increased to $55.9 million in 1996, a $17.6 million increase over 1995. Operating income from MCII's coach manufacturing operations increased $18.3 million in 1996, due to the strength of higher sales volume and improved cost control efforts. UCP's operating income declined to $14.6 million in 1996, a $0.7 million decrease from 1995.

         Autobuses. Autobuses' 1996 revenues increased by $23.3 million to $60.7 million, a 63% improvement over its revenues in 1995. This increase resulted from unit sales in the U.S. through MCII of 226 units in 1996, more than double the 112 units sold in the U.S. through MCII in 1995. However, Autobuses' Mexican sales remained severely depressed at 40 units, compared with 16 units in 1995.

         Increased sales volume did not improve gross profit margins in 1996 as the costs of restructuring Autobuses' operations continued to be high. Gross margins declined to 30.6% in 1996 from 42.1% in 1995, causing a decline in operating income to $4.0 million in 1996 from $5.4 million in 1995.

         Interest Expense. Interest expense declined by $18.9 million to $16.0 million in 1996. Dina allocated net interest expense of $1.5 million to Autobuses in 1996, compared with Dina's allocation of net interest expense of $20.8 million to Autobuses in 1995.

         Income Taxes. The Company's effective income tax rate declined to 40.0% in 1996 from 67.3% in 1995. The high effective tax rate in 1995 occurred because losses in Mexico at Autobuses were not accorded tax benefit treatment due to the lack of assurance that the resulting tax benefit would be realized.

Year 2000 Compliance

         The Company has developed a plan to ensure that its systems have the ability to process transactions in the year 2000. The Company believes that it has identified the applications which will need to be modified to properly utilize dates beyond December 31, 1999. Both internal and external resources will be utilized to reprogram and test software for Year 2000 compliance.

         It is anticipated that the Year 2000 project will be completed no later than July 1999. The estimated total cost of making the systems Year
2000 compliant is approximately $2.0 million. This cost will be expensed as incurred except for the installation of new applications which are already Year 2000 compliant.

         Based on present information, the Company believes that it will be able to achieve Year 2000 compliance through a combination of modifications to some existing systems and the purchase of other systems that are already Year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company is also in the process of responding to customer surveys and evaluating whether significant suppliers and customers are Year 2000 compliant. The Company believes that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material effect on its financial results in either 1998 or 1999.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     MCII Holding's consolidated financial statements and Reports of Independent Accountants are set forth at pages F-1 to F-33.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This item has been omitted pursuant to General Instruction I of Form 10-K which provides for a reduced format.


ITEM 11. EXECUTIVE COMPENSATION

     This item has been omitted pursuant to General Instruction I of Form 10-K which provides for a reduced format.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item has been omitted pursuant to General Instruction I of Form 10-K which provides for a reduced format.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item has been omitted pursuant to General Instruction I of Form 10-K which provides for a reduced format.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a)  LIST OF DOCUMENTS FILED

    1.   FINANCIAL STATEMENTS

         Reports of Independent Accountants

         Statements of Consolidated Income,
         years ended December 31, 1997, 1996 and 1995

         Balance Sheets, December 31, 1997 and 1996

         Statements of Consolidated Changes in Stockholder's Equity, years ended December 31, 1997, 1996 and 1995

         Statements of Consolidated Cash Flows,
         years ended December 31, 1997, 1996 and 1995

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

    3.   EXHIBITS


EXHIBIT NO.         DESCRIPTION
-----------         -----------

    3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

    3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

    4.1      Credit Agreement, dated as of September 30, 1996, among
             Transportation Manufacturing Operations, Inc., the Lenders named therein and NBD Bank, as Administrative Agent (incorporated by reference to Exhibit 4.3 to Dina's Registration Statement on Form
             F-1/S-1, File No. 333-08843)

    4.2 Amendment No. 1 to Credit Agreement, dated as of December 17, 1996, by and between Transportation Manufacturing Operations, Inc. and NBD Bank, as Administrative Agent, Swing Line Bank and Issuing
             Lender (incorporated by reference to Exhibit 4.2 to the Company's
             Form 10-K for the fiscal year ended December 31, 1996)



    4.3 Amendment No. 2 to Credit Agreement, dated as of May 23, 1997, among Transportation Manufacturing Operations, Inc., the Guarantors named therein, the Lenders named therein, The First National
             Bank of Chicago, as Swing Line Bank and an Issuing Lender, and as
             Administrative Agent, and NBD Bank, as Swing Line Bank and an
             Issuing Lender, and as the resigning Administrative Agent

    4.4      Amendment No. 3 to Credit Agreement, dated as of September 25,
             1997, among Transportation Manufacturing Operations, Inc., the
             Lenders named therein, The First National Bank of Chicago, as
             Administrative Agent, and The Bank of New York, as Co-Agent

    4.5      Note Agreement, dated as of November 15, 1994, among Transportation
             Manufacturing Operations, Inc. and the Purchasers named therein governing the 9.02% Senior Notes due 2002 (incorporated by reference to Exhibit 3.23 to Grupo Dina's Form 20-F for the year ended December 31, 1994)

    4.6      Amendment to Note Agreement, dated as of April 7, 1995, among
             Transportation Manufacturing Operations, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.4 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

    4.7      Amendment to Note Agreement, dated as of October 30, 1997, among
             Transportation Manufacturing Operations, Inc. and the Holders named therein

    4.8 Intercreditor Agreement, dated as of September 30, 1996, by and among the Lenders under the Credit Agreement dated as of September
             30, 1996, NBD Bank, and the holders of the 9.02% Senior Notes due
             2002 (incorporated by reference to Exhibit 4.6 to Dina's
             Registration Statement on Form F-1/S-1, File No. 333-08843)

    4.9      Indenture, dated as of April 30, 1996, between Grupo Dina and IBJ
             Schroder Bank & Trust Company, as Trustee, relating to the 9.02%
             Senior Notes due 2002 (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K for the fiscal year ended December 31,
             1996)

    4.10     Form of 9.02% Senior Note due 2002 (incorporated by reference to
             Exhibit 2.4 to Dina's Annual Report on Form 20-F for the year ended December 31, 1995).

    10       Employment Agreement, dated as September 30, 1996, between
             Transportation Manufacturing Operations, Inc. and James P.
             Bernacchi (incorporated by reference to Exhibit 10.24 to Dina's
             Registration Statement on Form F-1/S-1, File No. 333-08843)

    12       Computation of ratio of earnings to fixed charges

    27       EDGAR Financial Data Schedule


               (b) REPORTS ON FORM 8-K THAT HAVE BEEN FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT:

               On November 28, 1997, the Company filed a Current Report on Form 8-K, dated November 26, 1997, reporting the commencement of a consent solicitation by Dina and the Company of holders of the 9.02% Senior Notes due 2002 (the "Senior Notes") to approve a proposed amendment to the indenture for the Senior Notes to increase the amount of debt that MCII, a wholly owned subsidiary of the Company, and its consolidated subsidiaries could incur.

               On December 19, 1997, the Company filed a Current Report on Form 8-K, dated December 12, 1997, reporting a change in the Company's certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  April 15, 1998         MCII HOLDINGS (USA), INC. (Registrant)


                              By:  /s/ Guillermo Kareh Aarun
                                 ------------------------------------
                                 Chief Executive Corporate Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature            Title                          Date
        ---------            -----                          ----

 /s/ Rafael Gomez Flores    Chairman of the Board,         April 15, 1998
--------------------------  President and Director
     Rafael Gomez Flores     (Principal Executive Officer)


/s/ Robert M. Popowich      Vice President, Chief          April 15, 1998
--------------------------  Financial Officer, and
    Robert M. Popowich      Treasurer - U.S., Mexico,
                            and Canada (Principal
                            Financial and Accounting
                                      Officer)


/s/ Gamaliel Garcia Cortes            Director             April 15, 1998
--------------------------
    Gamaliel Garcia Cortes


/s/ Guillermo Kareh Aarun   Director, Chief Executive      April 15, 1998
--------------------------  Corporate Officer and
    Guillermo Kareh Aarun        Secretary


/s/ Stephen P. Glennon                Director             April 15, 1998
--------------------------
    Stephen P. Glennon

Report of Independent Public Accountants

To the Stockholder of MCII Holdings (USA), Inc.:

   We have audited the accompanying consolidated balance sheets of MCII Holdings
   (USA), Inc. and its subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the year then ended, and for the year ended December 31, 1995 (as restated for acquisition of affiliate, see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997, and the consolidated results of its operations and cash flows for the year then ended, and for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

   As discussed in Note 2, in January 1997, Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), the Company's parent, contributed to the Company substantially all of the shares of Autobuses, also a subsidiary of Dina. This transaction represents a combination of entities under common control, and, accordingly, has been accounted for on an "as-if" pooling-of-interest basis.


   Arthur Andersen LLP

   Chicago, IL
   March 23, 1998

Report of Independent Accountants

To the Stockholder of MCII Holdings (USA), Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholder's equity and cash flows (as restated for acquisition of affiliate, see Note 2) present fairly, in all material respects, the financial position of MCII Holdings (USA), Inc. and its subsidiaries (the Company) at December 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Chicago, Illinois

February 28, 1997 (except with respect to the restatement discussed in Note 2, as to which the date is March 23, 1998)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                      STATEMENTS OF CONSOLIDATED INCOME



                                                                       Year Ended December 31,
                                                             -----------------------------------------
(000 omitted)                                                   1997            1996            1995
                                                                             (Restated)      (Restated)
------------------------------------------------------------------------------------------------------
Revenues:
   Sales                                                    $  735,210      $  658,823      $  520,641
   Finance income                                                4,573           8,261           6,412
                                                            ----------      ----------      ----------
                                                               739,783         667,084         527,053
                                                            ----------      ----------      ----------
Operating costs and expenses:
   Cost of sales (exclusive of items shown separately
   below)                                                      546,107         506,199         394,144
   Depreciation and amortization                                22,035          17,618          15,494
   Interest expense, finance operations                          2,394           3,605           2,658
   Research and development expenses                             6,655           7,346           2,925
   New product start-up costs                                    7,333               -               -
   Provision for relocation of Corporate office                    886           3,000               -
   Selling, general and administrative expenses                 75,920          69,483          68,182
                                                            ----------      ----------      ----------
                                                               661,330         607,251         483,403
                                                            ----------      ----------      ----------
Operating Income                                                78,453          59,833          43,650
                                                            ----------      ----------      ----------

Other income and (expense):
   Interest (expense)-net                                      (21,859)        (16,029)        (34,954)
   Other income                                                  2,920           2,197           1,567
   Gain (loss) on equity investments                                 -          (1,200)         10,522
   Foreign exchange gain (loss)                                    (85)          1,347           4,675
                                                            ----------      ----------      ----------
                                                               (19,024)        (13,685)        (18,190)
                                                            ----------      ----------      ----------
Income before income taxes                                      59,429          46,148          25,460
Income taxes                                                    21,268          18,474          17,129
                                                            ----------      ----------      ----------
Income from Continuing Operations                               38,161          27,674           8,331
Discontinued operations:
   (Loss) on disposal of transit manufacturing, net of
     tax benefit of $3,130                                           -          (5,000)              -
                                                            ----------      ----------      ----------

Income before extraordinary item                                38,161          22,674           8,331

Extraordinary (charge) for early retirement of debt, net
   of tax benefit of $550                                            -            (851)              -
                                                            ----------      ----------      ----------

Net Income                                                  $   38,161      $   21,823      $    8,331
                                                            ==========      ==========      ==========

       The accompanying notes are an integral part of these statements.

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                         CONSOLIDATED BALANCE SHEETS


                                                             December 31,      December 31,
(000 omitted)                                                   1997              1996
                                                                               (Restated)
-------------------------------------------------------------------------------------------
                                         ASSETS
Current Assets:
   Cash and cash equivalents                                 $  13,997          $   9,403
   Receivables, less allowance of $3,244 and $2,924             88,543             52,667
   Receivables from affiliates                                  16,293                  -
   Current portion of notes receivable                           6,625              4,615
   Inventories                                                 257,795            188,714
   Deferred income taxes                                        14,430             12,308
   Other current assets                                          7,591              3,715
                                                             ---------          ---------
         Total Current Assets                                  405,274            271,422
Property, plant, and equipment, net                            106,845             93,493
Notes receivable                                                42,465             27,574
Investments in affiliates                                       15,253              1,974
Deferred income taxes                                                -              2,832
Intangible assets                                              227,367            236,954
Other assets                                                    23,469              8,531
                                                             ---------          ---------
         Total Assets                                        $ 820,673          $ 642,780
                                                             =========          =========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                                          $  67,580          $  42,557
   Payables to affiliates                                            -                 24
   Accrued compensation and other benefits                      12,380             11,641
   Accrued warranties                                           10,020              9,543
   Accrued income taxes                                          7,251              7,163
   Self insurance reserves                                       5,610              5,325
   Net liabilities of discontinued operations                    2,229                 89
   Other current liabilities                                    25,111             18,998
   Current portion of long-term debt                            44,418                148
                                                             ---------          ---------
         Total Current Liabilities                             174,599             95,488
Long-term debt                                                 268,833            210,520
Pensions and other benefits                                     14,037             11,858
Other deferred items and self insurance reserves                24,370             17,785
Deferred income taxes                                            6,916                  -
                                                             ---------          ---------
         Total Liabilities                                     488,755            335,651
                                                             ---------          ---------

Commitments and contingent liabilities

Stockholder's Equity:
   Common stock, $.01 par value, 1,000 shares authorized,
     issued, and outstanding and additional capital            411,524            407,488
   Accumulated deficit                                         (58,590)           (84,303)
   Unfunded pension loss, net                                     (577)              (423)
   Cumulative translation adjustments                          (20,439)           (15,633)
                                                             ---------          ---------
         Total Stockholder's Equity                            331,918            307,129
                                                             ---------          ---------
         Total Liabilities and Stockholder's Equity          $ 820,673          $ 642,780
                                                             =========          =========

       The accompanying notes are an integral part of these statements.

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

          STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDER'S EQUITY

                                                                                         Unfunded         Cumulative
                                                 Common    Additional    Accumulated      Pension        Translation
(000 omitted)                                    Stock       Capital        Deficit        Loss           Adjustment       Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995
  as previously reported                        $    -      $317,465     $ (37,114)      $    -            $ (7,539)     $272,812
Adjustment for as if pooling of interests            -        55,156       (47,343)           -              (9,369)       (1,556)
                                                ------      --------      --------       ------            --------      --------
BALANCE, JANUARY 1, 1995 (RESTATED)                  -       372,621       (84,457)           -             (16,908)      271,256

Net income                                                                   8,331                                          8,331
Unrealized translation loss                                                                                   2,336         2,336
Capital contribution                                          46,555                                                       46,555
                                                ------      --------      --------       ------            --------      --------
BALANCE, DECEMBER 31, 1995 (RESTATED)                -       419,176       (76,126)           -             (14,572)      328,478

Net income                                                                  21,823                                         21,823
Unrealized translation loss                                                                                  (1,061)       (1,061)
Unfunded pension loss                                                                      (423)                             (423)
Capital contribution                                           1,342                                                        1,342
Return of capital to parent company                          (13,030)                                                     (13,030)
Dividends on common stock                                                  (30,000)                                       (30,000)
                                                ------      --------      --------       ------            --------      --------
BALANCE, DECEMBER 31, 1996 (RESTATED)                -       407,488       (84,303)        (423)            (15,633)      307,129

Net income                                                                  38,161                                         38,161
Unrealized translation loss                                                                                  (4,806)       (4,806)
Unfunded pension loss                                                                      (154)                             (154)
Dividends on common stock                                                  (12,448)                                       (12,448)
Capital contribution                                           4,036             -                                          4,036
                                                ------      --------      --------       ------            --------      --------
BALANCE, DECEMBER 31, 1997                      $    -      $411,524     $ (58,590)      $ (577)           $(20,439)     $331,918
                                                ======      ========     =========       ======            ========      ========

       The accompanying notes are an integral part of these statements.

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                               Year Ended December 31,
                                                                               -----------------------
(000 omitted)                                                         1997              1996              1995
                                                                                     (Restated)        (Restated)
----------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
 Net Income                                                        $  38,161         $  21,823         $   8,331
  Adjustments to reconcile net income to net cash
  provided (used) by operations:
     Depreciation and amortization                                    22,035            17,618            15,494
     Deferred income taxes                                             1,373            (4,812)              415
     Discontinued operations                                               -             5,000                 -
     Extraordinary items                                                   -               851                 -
     Provision for relocating corporate office                           886             3,000                 -
     Gain on sale of property and notes receivable                       (92)           (1,664)           (1,945)
     Gain on equity investment                                             -             1,200           (10,522)
     Other noncash items, net                                          2,378             5,403             6,775
     Change in operating assets and liabilities                     (117,326)           (4,099)          (82,235)
                                                                   ---------         ---------         ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (52,585)           44,320           (63,687)
                                                                   ---------         ---------         ---------

Cash Flows Provided (Used) By Investing Activities:
  Capital expenditures                                               (32,096)          (25,609)          (12,559)
  Investments in assets held for lease                               (56,375)          (54,538)          (45,667)
  Proceeds from sale of property and assets held for lease            57,372            50,880            62,139
  Notes receivable from customers                                    (49,580)          (40,344)          (26,483)
  Collections of notes receivable                                     15,696            18,844            21,095
  Proceeds from sale of notes receivable                              17,381            24,934             8,209
  Purchase of, investment in, businesses                                   -           (12,200)          (17,742)
  Investment in affiliates                                           (25,708)                -                 -
  Proceeds from sale of business                                           -             1,295                 -
  Discontinued operations, net changes                                 2,140             6,400            24,210
                                                                   ---------         ---------         ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     (71,170)          (30,338)           13,202
                                                                   ---------         ---------         ---------

Cash Flows Provided (Used) By Financing Activities:
  Additional long-term borrowings                                          -            68,000                 -
  Payment of long-term borrowings                                       (149)          (68,148)              (74)
  Net change in bank credit facilities                               136,910            (7,000)           22,000
  Termination of interest rate swap position                               -             4,733             4,950
  Payment of debt issuance costs                                           -            (3,330)                -
  Extraordinary charge for early retirement of debt                        -              (851)                -
  Increasing (decreasing) capital                                      4,036             1,342            46,555
  Dividends paid to parent company                                   (12,448)          (30,000)                -
                                                                   ---------         ---------         ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     128,349           (35,254)           73,431
                                                                   ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                        4,594           (21,272)           22,946
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         9,403            30,675             7,729
                                                                   ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  13,997         $   9,403         $  30,675
                                                                   =========         =========         =========

       The accompanying notes are an integral part of these statements.

                            MCII HOLDINGS (USA), INC.
                          (A WHOLLY OWNED SUBSIDIARY OF
                      CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (1996 AND 1995 HAVE BEEN RESTATED TO INCLUDE AUTOBUSES - See Note 2)


1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Motor Coach Industries International, Inc. ("MCII Holdings" or the "Company"), which is wholly owned by Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), a Mexican corporation. The Company is a manufacturer of motor coaches, and a manufacturer and distributor of motor coach and transit bus replacement parts, with manufacturing facilities in the United States, Canada, and Mexico. Sales are made predominately to a diversified customer base, including independent operators, national fleet operators, government agencies, and others.

         The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. Intercompany accounts and transactions between MCII Holdings and its subsidiaries have been eliminated. Certain reclassifications have been made to the financial statements of prior periods to conform to 1997 classifications. Described below are those accounting policies that are particularly significant to the Company.

MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as contingent assets and liabilities disclosed in the financial statements. Actual results could differ from those amounts reported or disclosed.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of MCII Holdings and its majority and wholly-owned subsidiaries:


                                                                                         Participation (%)

Motor Coach Industries International, Inc. ("MCII")                                            100.0

Transportation Manufacturing Operations, Inc. ("TMO")                                          100.0
(a direct subsidiary of MCII)

Dina Autobuses, S.A. de C.V. ("Autobuses")                                                      99.99


         In January 1997, the Company acquired from Dina 99.99% of the shares of Autobuses. This event represented a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interest basis, with the accompanying financial statements and related footnotes restated for all periods presented, see Note 2.


CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

FOREIGN CURRENCY TRANSACTIONS

         As a means of reducing exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign exchange forward contracts to hedge certain firm and anticipated purchase commitments settled in foreign currencies (principally the Canadian dollar). The Company does not engage in foreign currency speculation. The contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. Foreign currency transactions which are not hedged are converted at the exchange rates in effect at the date of the transaction. Any gain or loss resulting from the translation of such transactions is included in the income statement and were not material in any year.

         The assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the years 1997, 1996, and 1995. Resulting translation adjustments are reflected as a separate component of stockholders' equity. This same approach has been applied to the Company's Mexican operations for the years 1996 and 1995. However, the application of Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" requires that the Mexican economy be judged a highly inflationary economy for 1997 and that the Company's Mexican operations be remeasured as if the U.S. dollar was the functional currency during 1997. This treatment caused the resulting translation loss for the 1997 period ($540,000) to be included in the income statement rather than as a separate component of stockholder's equity.

INTANGIBLES

         Intangibles, which consist primarily of goodwill, are carried at cost less accumulated amortization of $21,288,000 at December 31, 1997 and $15,294,000 at December 31, 1996. Intangibles are amortized primarily on the straight-line method over the periods of expected benefit, generally, but not in excess of 40 years. The Company evaluates the carrying value of goodwill and other long-lived assets at each reporting period for possible impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

INVENTORIES

         Inventories are generally stated at the lower of cost or market. Cost is generally determined on a first-in, first-out basis.

NOTES RECEIVABLE

         Notes receivable are collateralized by coaches. Substantially all notes carry market floating rates of interest based on the creditworthiness of each individual purchaser. The allowance for uncollectible contracts is adjusted periodically based on an evaluation of individual contract collectibility.

PENSIONS AND OTHER BENEFITS

         Trusteed, noncontributory pension plans cover substantially all employees in the United States and Canada. Benefits for the noncontributory plans are based primarily on final average salary and years of service. Net periodic pension cost for the Company is based on the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

         In Mexico, all permanent employees are granted the right, under law, to receive seniority premiums equal to 12 days' salary for each year of service when separated from the Company. The estimated cost of such seniority premiums is accrued as an expense as the benefit is earned and paid at the time of separation from the Company's service.

         Certain employees in the U.S. and Canada are covered under defined benefit post retirement plans that provide medical and life insurance for eligible retirees and dependents. The net periodic postretirement benefit cost for the Company is based on the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

         Buildings and leasehold improvements                 3% to 25%
         Assets held for lease                               10% to 20%
         Machinery and equipment                              8% to 33%


RESEARCH AND DEVELOPMENT

         Research and development expenses, net of contributions, are charged to income as incurred.

         Autobuses has a trust arrangement to earmark deductible funds for research and development of technology. Autobuses is authorized to make use of these funds for specific purposes and the fund may be increased by future contributions or by fund earnings. The fund was established in 1990 and no subsequent cash contributions were made. The balance of the fund at December 31, 1997 and 1996 was $1,723,000 and $1,104,000, respectively, and was included in other assets.


REVENUE RECOGNITION

         Sales are generally recognized on shipment of product to customers. Price allowances are recorded at the time of sale. An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivables portfolio. Allowances for losses on receivables are charged to expense as appropriate. When receivables are determined to be uncollectible, they are charged against the allowance for losses on receivables. Beginning in 1997 the Company delivered coaches with related revenues of $6,918,000 and earnings before taxes of $1,187,000 that were omitted from revenues and income because they involved guaranteed residual values of approximately $3,700,000. In accordance with the Emerging Issues Task Force Issue 95-1, these coaches are being accounted for on a lease basis and will be recognized in revenues and income over periods ranging from 2 to 15 years.

START-UP COSTS

         Start-up costs on major projects are charged to expense as incurred. During 1997, start-up costs related to the production of new coach models were $7,333,000.

WARRANTY

         In the United States and Canada, an accrual for warranty claims is made at the time of sale. This accrual is based on management's estimate of future warranty liabilities and is charged to operations. Actual warranty expenditures are charged to the accrual as incurred. The accrual is reviewed periodically for adequacy in light of actual experience and adjustments are recorded if necessary.

         In Mexico most warranty costs are paid by the suppliers of components. Accordingly, the exposure for warranty is not material.


2.       TRANSFER OF ENTITIES UNDER COMMON CONTROL

         In January 1997, MCII Holdings acquired from its parent company, Dina, 99.99% of the shares of Autobuses. This change in structure was accomplished by Dina contributing 99.99% of the capital stock of Autobuses ($30,363,000 in net assets as of December 31, 1996) to MCII Holdings, thereby making Autobuses and its two subsidiaries, Autopartes Hidalguense, S.A. de C.V. and Carrocera Sahagun, S.A. de C.V., subsidiaries of MCII Holdings.

         The transaction was a transfer of entities under common control, which requires the acquisition to be accounted for as a pooling of interests. Accordingly, the financial statements for all periods reflect the results of operations, financial condition, cash flows, and changes in stockholder's equity of MCII Holdings and Autobuses as if the companies had been consolidated for all periods presented.

        A reconciliation of a condensed income statement between amounts previously reported for 1996 and 1995 and as restated is as follows:

                                                       Previously
                                                        Reported           Autobuses       Eliminations        Total
                                                        --------           ---------       ------------        -----
                                                                                  (000 omitted)
                        1996
Revenues                                                 $ 661,293         $ 64,148          $(58,357)        $ 667,084
                                                         ---------         --------          ---------        ---------

Income from Continuing Operations                           22,784            7,757            (2,867)           27,674

Discontinued Operations                                     (5,000)               -                 -            (5,000)


Extraordinary Item                                            (851)               -                 -              (851)
                                                         ---------         --------          --------         ---------

Net Income                                               $  16,933         $  7,757          $ (2,867)        $  21,823
                                                         =========         ========          ========          ========

                        1995
Revenues                                                 $ 516,337         $ 36,934          $(26,218)        $ 527,053
                                                         ---------         --------          --------         ---------

Income from Continuing Operations                           18,258           (8,860)           (1,067)            8,331

Discontinued Operations                                          -                -                 -                 -

Extraordinary Item                                               -                -                 -                 -
                                                         ---------         --------          --------         ---------

Net Income                                               $  18,258         $ (8,860)         $ (1,067)        $   8,331
                                                         =========         ========          ========         =========


3.       PROVISION FOR THE RELOCATION OF CORPORATE HEADQUARTERS

         In December 1996, the Company provided $3,000,000 for the costs associated with the decision to relocate the Company's corporate headquarters from Phoenix, Arizona to Des Plaines, Illinois. An additional $886,000 was provided in 1997 based on a revised estimate of the likelihood that the Phoenix office would be subleased. At December 31, 1997, the remaining $2,441,000 of reserves are included in the Consolidated Balance Sheet under the captions, "other current liabilities" ($626,000) and "other deferred items and insurance reserves" ($1,815,000). Substantially all of the severance and other relocation costs were paid in 1997 and the lease costs will be paid through 2003.

4.       LOSS OR GAIN ON EQUITY INVESTMENT

         In 1993, the Company purchased a 10% ownership interest in Mexicana de Autobuses, S.A. de C.V. ("MASA"), a Mexican coach manufacturing company, for $6,000,000. In December 1994, the Company distributed the MASA shares to Dina as a dividend. In December 1995, the Company repurchased the MASA shares directly from Dina for $1,200,000. In 1996, the Company evaluated the realizability of its investment in MASA, and, due to the continuing operating losses of MASA and prolonged weakness in the Mexican economy, wrote off the investment, resulting in a pre-tax loss of $1,200,000.

         In January 1995, the Company purchased 6,004,144 shares of Greyhound Lines, Inc. ("GLI") through a rights offering of GLI's common stock. In October 1995, the investment was sold, resulting in a pre-tax gain of $10,522,000.


5.       DISCONTINUED OPERATIONS

         In 1993, the Board of Directors approved a plan of disposition for the transit bus manufacturing segment of the Company. This decision was based on management's review of market activities, business prospects, competitive bidding, evaluation of backlogs, economic value analysis, and opportunities for cost reduction, which indicated that the transit bus manufacturing business might not achieve acceptable profitability in the foreseeable future. As a result of this decision, a charge to discontinued operations of $53,629,000 ($87,202,000 before taxes) was recorded in 1993 to reflect the estimated loss on disposal of the transit manufacturing segment.

         In November 1994, the Company sold the fixed assets and certain of the inventory of the transit bus manufacturing business, as well as the right to manufacture, remanufacture, and distribute transit buses previously made by the Company, for aggregate consideration of $14,947,000, of which $4,877,000 was in the form of a note receivable and the remainder was in cash. Additionally, the purchaser, for a period of five years from the sale date, has agreed not to distribute parts to transit buses previously made by the Company. The Company retained all other assets and all of the remaining liabilities of the transit manufacturing business.

         Based on further analysis of the estimated loss to be incurred on the disposal, additional provisions were made in 1994 and 1996 of $3,500,000 ($5,385,000 before taxes) and $5,000,000 ($8,130,000 before taxes), respectively.

         The summarized balance sheet of the discontinued transit bus manufacturing segment at December 31 was as follows:

                                                                                  1997                      1996
                                                                                  ----                      ----
                                                                                          (000 OMITTED)

         Assets:
              Notes receivable                                                  $ 2,233                   $ 3,372
              Other current assets                                                   82                       815
              Deferred taxes and other assets                                     4,034                     5,538
                                                                                -------                   -------
                                                                                  6,349                     9,725
                                                                                -------                   -------
         Liabilities:
              Other current liabilities                                           7,582                     8,711
              Other liabilities                                                     996                     1,103
                                                                                -------                   -------
                                                                                  8,578                     9,814
                                                                                -------                   -------

         Net Liabilities                                                        $ 2,229                   $    89
                                                                                =======                   =======


6.       ACQUISITIONS

         In October 1996, the Company purchased certain assets of The Flxible Corporation ("Flxible") that were being sold through bankruptcy proceedings. Flxible was a manufacturer of transit buses and a distributor of related replacement parts. The purpose of the purchase was to utilize the assets to become the OEM parts distributor for the existing fleet of Flxible transit buses. The transaction was accounted for as a purchase of assets. The fair value of the assets acquired was $9,774,000 in inventories and $2,426,000 in property, plant, and equipment. The total purchase price of $ 12,200,000 was funded from the Company's bank credit facility.

        In November 1995, the Company purchased, for $2,021,000, a 70% ownership interest in Nanjing Starley Transportation Company Limited, an intercity coach operation which provides regularly scheduled passenger service in China. The investment was accounted for under the equity method and was made by contributing ten refurbished used coaches valued at $1,071,000 and payment of related fees, duties and shipping costs of $950,000. The Company's investment was liquidated in 1997 without any significant gain or loss.

        In April 1995, the Company acquired substantially all of the net assets of Billingsley Parts and Equipment, Inc., a distributor of school bus parts. The acquisition was accounted for as a purchase in which total consideration was $2,890,000, of which $2,000,000 was paid in cash and the remainder in the form of a note payable.

7.       CASH FLOW EFFECT OF CHANGES IN OPERATING ASSETS AND LIABILITIES

         Change in operating assets and liabilities consisted of:

                                                      1997            1996            1995
                                                      ----            ----            ----
                                                                 (000 OMITTED)

Decrease (Increase) in operating assets:
     Receivables                                   $ (25,839)      $ (21,894)      $  (2,237)
     Inventories                                     (69,006)         (4,414)        (13,739)
     Other operating assets                           (2,854)          3,525          (3,413)
                                                   ---------       ---------       ---------
                                                     (97,699)        (22,783)        (19,389)
                                                   ---------       ---------       ---------
Increase (Decrease) in operating liabilities:
     Accounts payable                                 26,525          12,724          (7,030)
     Accrued income taxes                              2,916          (4,549)          3,800
     Other operating liabilities                     (49,068)         10,509         (59,616)
                                                   ---------       ---------       ---------
                                                     (19,627)         18,684         (62,846)
                                                   ---------       ---------       ---------

Net Cash Flow Effect                               $(117,326)      $  (4,099)      $ (82,235)
                                                   =========       =========       =========




8.       INVENTORIES

         Inventories at December 31 consisted of the following:

                                                 1997             1996
                                                 ----             ----
                                                    (000 OMITTED)
Raw materials                                 $  48,938       $  47,397
Work in process                                  61,230          33,860
Finished goods                                  170,879         126,809
                                              ---------       ---------
                                                281,047         208,066
Excess quantity and obsolescence reserve        (23,252)        (19,352)
                                              ---------       ---------
                                              $ 257,795       $ 188,714
                                              =========       =========

9.       PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at December 31 consisted of the following:

                                                      1997              1996
                                                      ----              ----
                                                           (000 OMITTED)

Land                                                $   5,309       $   5,411
Buildings and leasehold improvements                   43,261          39,121
Assets held for lease                                  28,386          21,861
Machinery and equipment                                58,218          47,800
                                                    ---------       ---------
                                                      135,174         114,193
Less accumulated depreciation and amortization        (28,329)        (20,700)
                                                    ---------       ---------

                                                    $ 106,845       $  93,493
                                                    =========       =========


         Depreciation and amortization expense for property, plant, and equipment was $14,072,000, $9,964,000 and $7,654,000, respectively, for the years ended December 31, 1997, 1996, and 1995.


10.      NOTES RECEIVABLE

         Notes receivable at December 31 consisted of the following:

                                                   1997           1996
                                                   ----           ----
                                                      (000 OMITTED)

Notes receivable, at contract amount            $ 50,359       $ 33,474
Less allowance for uncollectible contracts        (1,269)        (1,285)
                                                --------       --------
Notes receivable, net                             49,090         32,189
Less current portion                              (6,625)        (4,615)
                                                --------       --------

Long-term notes receivable                      $ 42,465       $ 27,574
                                                ========       ========


         Scheduled annual maturities of notes receivable at December 31, 1997 were:

        1998                 1999                 2000                 2001                 2002              THEREAFTER
        ----                 ----                 ----                 ----                 ----              ----------
     $6,625,000           $6,277,000           $6,290,000           $5,975,000           $6,039,000           $19,153,000

11.      LONG-TERM DEBT

         Long-term debt at December 31 was a follows:

                                           1997             1996
                                           ----             ----
                                               (000 OMITTED)
United States bank credit facility      $ 135,000       $  85,000
Canadian bank credit facility              12,033              --
Bancomext export loan facility              6,496              --
Pre-Export Notes, due to 1999              34,203              --
Term notes payable, due to 2002           125,000         125,000
Note payable at 7%, due to 2001               519             668
                                        ---------       ---------
                                          313,251         210,668
Less current portion                      (44,418)           (148)
                                        ---------       ---------

Long-term debt                          $ 268,833       $ 210,520
                                        =========       =========



         The United States bank credit facility was increased in September 1997 to provide up to $170,000,000 for borrowing purposes, of which up to $35,000,000 is available for issuance of standby letters of credit. The facility previously provided $125,000,000 for borrowing purposes. Borrowings are available under the bank credit facility on a revolving basis through November 30, 1999. This facility replaced a former bank credit facility in October 1996 in a refinancing which resulted in an extraordinary charge for the write off of related debt issuance costs of $851,000 ($1,401,000 before taxes). At December 31, 1997, the Company was contingently liable under standby letters of credit in the amount of $9,730,000. The interest rates applicable to borrowings under this agreement are, at the Company's option, indexed to the bank prime rate or the 30-day London Interbank Offered Rate ("LIBOR"), plus appropriate spreads over such indices during the period of each borrowing agreement. The average 30-day LIBOR rate was 6.5% for 1997 and 6.8% at December 31, 1997. The average base rate applicable to borrowings of less than 30 days was 8.5% for 1997 and was 8.6% at December 31, 1997. The agreements also provide for commitment fees. Such spreads and fees can change based on changes in the Company's financial ratios. Annually, with the participating banks' consent, the term of the agreements may be extended for one year.

         The Canadian bank credit facility was increased in July 1997 to provide up to Cdn$30,000,000 (equivalent to U.S. $20,976,000 at December 31, 1997 exchange rates) for borrowing purposes, of which Cdn$4,000,000 is reserved for certain specific purposes. Borrowings are available under the bank credit facility on a revolving basis through October 1, 1999. The interest rates applicable to borrowings under this agreement are, at the Company's option, indexed to the bank prime rate or the 30-day London Interbank Offered Rate ("LIBOR"), plus appropriate spreads over such indices during the period of each borrowing agreement. The average interest rate was 5.3% for 1997 and 6.3% at December 31, 1997. The agreements also provide for commitment fees. Such spreads and fees can change based on changes in the Company's financial ratios. Annually, with the participating banks' consent, the term of the agreements may be extended for one year.

         In September 1996, the National Bank Foreign Trade S.N.C. ("Bancomext") provided a $20,000,000 credit facility to Autobuses to be used in conjunction with export sales. The facility carries variable 90 day interest rates, which ranged between 9.5% and 9.8% in 1997, and terminated March 29, 1998. However, the Company is currently in negotiations to extend the payment date and, therefore, the debt was not paid as of March 23, 1998. Accordingly, the debt is classified as short-term.

         On December 4, 1997, an indirect subsidiary of the Company completed the placement of $35,000,000 of Guaranteed Pre-Export Notes with international investors. The securities were issued in two Series: Series 1 Notes, of which $13,000,000 were issued, carry a 10.0% coupon and have a maturity date of December 3, 1998; and Series 2 Notes, of which $22,000,000 were issued, carry a 10.5% coupon and have a maturity date of March 31, 1999. The notes were issued at discounts amounting to $797,000 at December 31, 1997.

         The Company has $125,000,000 of term notes payable which are due in annual installments of $25,000,000 beginning in November 1998 and extending through November 2002. Interest on the notes is at a fixed rate of 9.02%. However, the Company entered into an interest rate swap agreement in November 1994 which effectively changed the interest rate on the notes to LIBOR plus 1.14%. The Company terminated $62,500,00 of the swap in 1995 and the remainder of the swap in 1996 in exchange for an aggregate cash consideration of $9,683,000 which is being amortized as a reduction of interest expense over the remaining life of the notes. As a result, the effective interest rate on the $125,000,000 borrowing is at a fixed rate of 7.3% for 1997 through 2002.


         The Company's long-term debt agreements include various restrictive covenants including financial covenants, the most restrictive of which is the debt to equity ratio. The Company is in compliance for these covenants except the Canadian bank credit facility. The Company has obtained a waiver for this out of compliance condition. At December 31, 1997, $151,000 of stockholders' equity was available for the payment of dividends by TMO.

         Annual maturities of long-term debt in the next five years will approximate:

        1998                 1999                 2000                 2001                 2002              THEREAFTER
        ----                 ----                 ----                 ----                 ----              ----------
    $44,418,000          $193,609,000          $25,148,000          $25,076,000          $25,000,000               -

         Interest paid in the years ended December 31, 1997, 1996, and 1995 was $26,067,000, $21,362,000, and $38,374,000, respectively.

12.      GUARANTEE OF PARENT COMPANY DEBT AND PLEDGE OF ASSETS

         On June 3, 1996 the Company became contingently liable for payments of principal and interest on Senior Secured Discount Notes of Dina due 2002 with an aggregate principal amount of $206,499,680 ("Discount Notes"). It is intended that all payments with respect to the Discount Notes be paid by Dina, and that payments be made by the Company only in the event of a failure to pay by Dina.

         The Company's obligation under the Discount Notes is secured by a pledge of the common stock of its wholly owned subsidiary, MCII. The indenture governing the Discount Notes provides for certain restrictive covenants with which the Company is currently in compliance.

         The Discount Notes bear interest at an annual rate of 12% through maturity, on a zero coupon basis through November 15, 1998 and, thereafter, payable in cash. If, however, the Discount Notes do not achieve minimum debt ratings by November 15, 1999, the interest rate increases to 15% from such date through maturity. As of December 31, 1997, the book value of the Discount Notes was $189,253,000 and the fair value was $206,500,000.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosures of the estimated fair value of financial instruments have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodology may have a material affect on the estimated fair value amounts.

         The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 were as follows:

                                                    1997                            1996
                                                    ----                            -----
                                          CARRYING         FAIR            CARRYING         FAIR
                                           AMOUNT          VALUE            AMOUNT          VALUE
                                           ------          -----            ------          -----
                                                               (000 OMITTED)
 Notes receivable                        $  49,090       $  49,188       $  32,189       $  32,184
 Debt                                     (313,251)       (317,054)       (210,668)       (209,710)
 Foreign exchange forward contracts           --              (306)           --                22



         The methods and assumptions used to estimate the fair values of the financial instrument are summarized as follows:

         Notes receivable - Estimated by discounting the future cash flows using rates currently used for notes of similar terms and maturities.

         Debt - Estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

         Foreign exchange forward contracts (used for hedging purposes) - Estimated using quoted exchange rates.

14.      INCOME TAXES

         The U.S. operations of MCII are included in the consolidated and other applicable U.S. income tax returns of the Company. Tax returns for the Company's Canadian and Mexican subsidiaries are filed separately in Canada and Mexico. Individual units are charged or credited an amount equal to the tax payments made or tax reductions realized by MCII Holdings as a result of including that unit within the appropriate income tax return.

         United States, Canadian, and Mexican income before income taxes was as follows:

                      1997          1996          1995
                      ----          ----          ----
                                (000 OMITTED)
United States      $ 21,753      $ 21,874      $ 12,979
Canada               23,671        19,477        22,916
Mexico               14,005         4,797       (10,435)
                   --------      --------      --------
                   $ 59,429      $ 46,148      $ 25,460
                   ========      ========      ========


         Income tax expense (benefit) for the years ended December 31 was comprised of the following:

                                 1997           1996           1995
                                 ----           ----           ----
                                            (000 OMITTED)
Current:
   United States:
   Federal                    $  8,435       $ 11,098       $  3,864
   State                         1,806          1,685          1,108
   Foreign                       9,654         10,503         11,742
                              --------       --------       --------
                                19,895         23,286         16,714
                              --------       --------       --------
Deferred:
   United States:
   Federal                        (351)        (2,812)           373
   State                          (195)          (236)            79
   Foreign                       1,919         (1,764)           (37)
                              --------       --------       --------
                                 1,373         (4,812)           415
                              --------       --------       --------

Total income tax expense      $ 21,268       $ 18,474       $ 17,129
                              ========       ========       ========

         A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes is set forth below:

                                         1997           1996           1995
                                         ----           ----           ----
                                                    (000 OMITTED)
Computed income tax provision at
  Statutory rate of 35%               $ 20,800       $ 16,152       $  8,911
State income taxes                       1,057            942            773
Canadian tax differences                 1,126          1,258            637
Mexican tax differences                 (3,970)        (1,772)         3,144
Foreign dividend received                1,160           --            2,039
Intangible amortization                  1,425          1,367          1,652
Other, net                                (330)           527            (27)
                                      --------       --------       --------

Total income tax expense              $ 21,268       $ 18,474       $ 17,129
                                      ========       ========       ========

         Deferred income tax assets and liabilities included in the Consolidated Balance Sheet at December 31 consisted of the following:

                                               1997           1996
                                               ----           ----
                                                  (000 OMITTED)
  Deferred tax assets:
  Property , plant, and equipment           $  8,315       $  2,466
  Pension and other benefits                   6,228          5,775
  Allowances and reserves for losses          13,920         11,447
  Net operating loss carryforward             15,554         18,028
  Alternative minimum tax carryforward         8,065          7,051
  Deferred state income taxes                  1,431          1,517
  Inventories                                    929          4,729
  Other                                        3,295          2,094
                                            --------       --------
Total gross deferred tax assets               57,737         53,107
   Valuation allowance                       (33,707)       (33,915)
                                            --------       --------
Total gross deferred tax assets               24,030         19,192
                                            --------       --------

Deferred tax liabilities:
  Property , plant, and equipment             (8,615)          --
  Intangibles                                 (4,608)        (3,282)
  Installment sales                             (489)          (108)
  Other                                       (2,804)          (662)
                                            --------       --------
Total gross deferred tax liabilities         (16,516)        (4,052)
                                            --------       --------
Net deferred tax asset                      $  7,514       $ 15,140
                                            ========       ========


         SFAS No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation reserve was established against the deferred tax assets in Mexico, primarily loss carryforwards, that might not be realized. The Mexican net operating losses expire between 1999 and 2007.

         Income taxes paid in the years ended December 31, 1997, 1996, and 1995 were $10,814,000 $13,093,000 and $4,702,000, respectively.

         The Company's U.S. federal income tax returns have been examined through 1990 and are currently being examined for 1991, 1992, 1993, and 1994.

         The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income related to transactions with a U.S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return. A notice of objection has been filed by the Company for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $25,000,000 plus interest of approximately $44,000,000 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada as these years are still open for U.S. federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability was $69,000,000, then approximately $48,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

         The Company has not provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries. The undistributed earnings are intended to be reinvested indefinitely and were approximately $67,000,000. If these earnings were distributed, foreign withholding taxes would be imposed; however, foreign tax credits would become available to substantially reduce any resulting U.S. income tax liability.

15.      PENSION BENEFITS

         Net periodic pension cost for the three years ended December 31 included the following components:

                                                          UNITED STATES
                                                          -------------
                                              1997           1996          1995
                                              ----           ----          ----
                                                         (000 OMITTED)
Service cost benefits earned
     during the period                      $ 1,028       $   996       $   797
Interest cost on projected
     benefit obligation                       1,087           896           827
Actual return on plan assets                 (2,406)       (1,019)       (1,592)
Net amortization and deferral                 1,955           726         1,127
Curtailment gains and settlement costs          623           618           842
                                            -------       -------       -------

Net pension cost                            $ 2,286       $ 2,217       $ 2,001
                                            =======       =======       =======


                                                         CANADA
                                                         ------
                                             1997         1996           1995
                                             ----         ----           ----
                                                      (000 OMITTED)
Service cost benefits earned
     during the period                    $   475       $   452       $   375
Interest cost on projected
     benefit obligation                       435           415           401
Actual return on plan assets                 (597)         (559)         (494)
Net amortization and deferral                  19             3             1
Other items, primarily defined
     Contribution plans, curtailment
     gains and settlement cost                950           846           610
                                          -------       -------       -------

Net pension cost                          $ 1,282       $ 1,157       $   893
                                          =======       =======       =======


         The following tables indicate the plans' funded status and amounts recognized in the Consolidated Balance Sheet at December 31:


                                                                     UNITED STATES
                                                                     -------------
                                                     1997                                       1996
                                                     ----                                       ----
                                        ASSETS EXCEED        ACCUMULATED         ASSETS EXCEED        ACCUMULATED
                                         ACCUMULATED          BENEFITS            ACCUMULATED          BENEFITS
                                          BENEFITS         EXCEED ASSETS           BENEFITS          EXCEED ASSETS
                                          --------         -------------           --------          -------------
                                                                     (000 OMITTED)
Actuarial present value of:
     vested benefit obligation           $  8,315             $  3,017             $  6,839             $  2,757
                                         ========             ========             ========             ========

     Accumulated benefit obligation      $  9,671             $  3,227             $  7,934             $  2,961
                                         ========             ========             ========             ========

Projected benefit obligation             $ 12,739             $  3,775             $ 10,121             $  3,422
Market value of plan assets,
     primarily equity and fixed
     income securities                     13,049                  195               10,025                  209
                                         --------             --------             --------             --------
Plan assets over (under) projected
     benefit obligation                       310               (3,580)                 (96)              (3,213)
Unrecognized transition asset                 (45)                --                    (54)                --
Unrecognized prior service
     cost (credit)                             (3)               1,203                   (5)               1,716
Unrecognized net (gain) loss               (1,762)               1,393               (1,089)               1,111
Additional minimum liability                 --                 (2,048)                --                 (2,367)
                                         --------             --------             --------             --------

Accrued pension cost                     $ (1,500)            $ (3,032)            $ (1,244)            $ (2,753)
                                         ========             ========             ========             ========

                                                CANADA
                                             ASSETS EXCEED
                                         ACCUMULATED BENEFITS
                                         --------------------
                                        1997              1996
                                        ----              ----
                                             (000 OMITTED)
Actuarial present value of:
     vested benefit obligation           $ 5,040      $ 4,355
                                         =======      =======

     Accumulated benefit obligation      $ 5,081      $ 4,378
                                         =======      =======

Projected benefit obligation             $ 6,095      $ 5,582
Market value of plan assets,
     primarily equity and fixed
     income securities                     6,433        5,810
                                         -------      -------
Plan assets over (under) projected
     benefit obligation                      338          228
Unrecognized transition asset                  6           (4)
Unrecognized prior service cost               41           47
Unrecognized net (gain) loss                 313          382
                                         -------      -------

Prepaid pension cost                     $   698      $   653
                                         =======      =======



         Weighted average assumptions used were:

                                                           UNITED STATES                                 CANADA
                                                           -------------                              ------------
                                                 1997          1996          1995           1997          1996          1995
                                                 ----          ----          ----           ----          ----          ----
Discount rate for obligation                     7.0%          7.5%          7.5%           7.0%          7.5%          8.5%
Rate of increase in compensation                 5.0%          5.0%          4.5%           4.0%          4.5%          5.0%
Long-term rate of return on assets               9.5%          9.5%          9.5%           9.5%          9.5%          9.0%

16.      SENIORITY BENEFITS


         Net periodic pension cost for the three years ended December 31 included the following components:

                                    1997        1996        1995
                                    ----        ----        ----
                                             (000 OMITTED)

Service cost benefits earned
     during the period             $  82       $ 123       $   8
Interest cost on projected
     benefit obligation              101         473          (2)
Actual return on plan assets        (178)       (644)       (172)
Net amortization and deferral        (62)          1         (22)
                                   -----       -----       -----

Net pension cost                   $ (57)      $ (47)      $(188)
                                   =====       =====       =====


         The following tables indicate the plans' funded status and amounts recognized in the Consolidated Balance Sheet at December 31:


                                          ACCUMULATED BENEFITS
                                          --------------------
                                          1997           1996
                                          ----           ----
                                             (000 OMITTED)
Actuarial present value of:
     Accumulated benefit obligation      $ 2,706       $ 1,363
                                         =======       =======

Projected benefit obligation             $ 2,866       $ 2,489
Market value of plan assets,
     primarily equity and fixed
     income securities                     3,723         2,574
                                         -------       -------
Plan assets over (under) projected
     benefit obligation                      857            85
Unrecognized transition (liability)       (1,254)         (432)
                                         -------       -------

Accrued pension cost                     $  (397)      $  (347)
                                         =======       =======

17.      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The net periodic postretirement benefit cost for the years ended December 31 included the following components:

                                                1997          1996          1995
                                                ----          ----          ----
                                                          (000 OMITTED)

Service cost benefits attributed
     to service during the period             $   555       $   538       $   416
Interest cost on the accumulated
     postretirement benefit obligation            480           451           401
Net amortization and deferral                      (8)          (71)          (45)
Curtailment gain                                   --          (665)           --
                                              -------       -------       -------

Net periodic postretirement benefit cost      $ 1,026       $   253       $   772
                                              =======       =======       =======


         As a result of a workforce reduction in the Company's New Mexico engineering facility, a curtailment gain of $665,000 was realized during 1996.

         The status of the plans at December 31 was as follows:

                                                     1997          1996
                                                     ----          ----
                                                         (000 OMITTED)
Retirees                                           $   786       $   709
Fully eligible active plan participants              1,958         1,737
Other active plan participants                       5,136         3,910
                                                   -------       -------
Accumulated postretirement benefit obligation        7,880         6,356
Unrecognized prior service cost                         18            21
Unrecognized net gain (loss)                           (23)          505
                                                   -------       -------

Accrued postretirement benefit cost                $ 7,875       $ 6,882
                                                   =======       =======

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") was 10.0% in 1997, gradually declining to 5.0% by the year 2002 and remaining at that level thereafter for retirees below the age 65, and 7.0% in 1997, gradually declining to 5.0% by the year 2002 and remaining at that level thereafter for retirees above age 65. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1997 by approximately 20% and the net periodic postretirement benefit cost by approximately 23%.

         The assumed discount rate used in determining the APBO was 7.0% in 1997 and 7.5% in 1996.


18.      LEASE OBLIGATIONS

         Certain warehouses, offices, and equipment are leased under leases expiring through the year 2007 with some of the leases providing for renewal options. Leases which expire are generally renewed or replaced by similar leases.

         At December 31, 1997, future minimum rental payments with respect to noncancellable operating leases with terms in excess of one year were as follows:

        1998                 1999                 2000                 2001                 2002              THEREAFTER
        ----                 ----                 ----                 ----                 ----              ----------
     $2,172,855           $1,856,756           $1,627,877           $1,280,780           $1,215,159            $488,813


         Total rental expenses for the years ended December 31, 1997, 1996, and 1995 were $3,384,000 , $3,440,000 and $3,106,000, respectively.


20.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Company enters into foreign exchange forward contracts to hedge certain firm and anticipated purchase commitments which are settled in Canadian dollars. These contracts are purchased to reduce the impact of Canadian dollar currency fluctuations on operating results. The Company does not engage in Canadian dollar currency speculation. The contracts do not subject the Company to risk due to exchange rate movements because gains and losses on the contract are offset by gains and losses on the materials being purchased. At December 31, 1997 and 1996, the Company had approximately $7,558,000 and $17,855,000, respectively, of Canadian dollar exchange forward contracts outstanding. The Company's theoretical risk in these transactions is the cost of replacing, at current rates, these contracts in the event of default by the other party to the contract. Management believes the risk of incurring such losses is remote because the contracts are entered into with major financial institutions.

         As an adjunct to its coach business, the Company has entered into repurchase and first loss agreements with certain companies which provide financing for coaches sold by the Company, pursuant to which the Company agrees to either repurchase coaches from such companies or guarantee the payment of certain obligations of coach owners or operators. The amounts of such repurchase agreements as of December 31, 1997 and 1996 were approximately $23,000,000 and $26,000,000, respectively. Additionally, as a result of certain sales of notes receivable and leases, the Company is obligated to reimburse the purchaser of such notes and leases for any losses as a result of defaults up to $7,000,000 as of December 31, 1997 and 1996. The Company has experienced no material losses in respect to such obligations and losses under existing agreements are not expected to have a material affect on the Company's financial statements.


21.      LITIGATION

         Certain entities of the Company are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve or may involve claims for compensatory, punitive, or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings, and pending claims could be decided against the Company. Although the amount of liability at December 31, 1997 with respect to these matters is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial condition or results of operations.


22.      COMMITMENTS AND CONTINGENCIES

         As a part of the Company's marketing strategy for the 1997 introduction of the new EL model intercity coach, the "Renaissance", it has entered into trade-in agreements, in 1996, whereby certain customers may trade-in, at predetermined values, their recently purchased D or DL model coaches when purchasing a new EL model. Under the terms of the agreements, the Company has committed to trade-in values ranging from 91% of the original invoice price for an 18 month old coach to 73% for a 36 month old coach; such trade-in values being estimated by management to approximate fair market value for such coaches at the time of the trade-in. At December 31, 1997 the Company's commitment under this program ranged from a high of $16,152,000 to a low of $14,525,000.

         During 1997, flooding along the Red River caused significant operating disruptions at the Company's Pembina, North Dakota and Winnipeg, Manitoba facilities. As a result, the Company has and will file insurance claims seeking recovery of various out-of-pocket costs and business interruption losses. Partial recoveries of $500,000 were included in 1997's results of operations. Additional recoveries, which may be substantial, are expected and will be recognized in operating results when received from the insurance companies.

         During 1996, the Company completed a research and development project in connection with the development of the E coach, which had been undertaken with the cooperation of the Government of Canada and the Province of Manitoba. Agreements entered into between the parties for this project provided for payment of matching contributions and specified that the contributions may be repayable if, during the first five years following project completion, the ratio of Canadian employees to total employees of the Company falls below 40%. The Company recorded $1,479,000 and $3,305,000 from the contribution program in 1996 and 1995, respectively, which was applied against research and development expenses. As of December 31, 1997, the total amount of such contributions was $7,373,000 and the Company had met the employee ratio commitment.


23.      NONCONSOLIDATED AFFILIATE

         In 1997 a new company was formed, MCII Financial Services, Inc. ("MFS"). The Company acquired 250,000 shares , or 25%, of voting common stock of MFS and 15,000,000 shares of non-voting preferred stock of MFS for $250,000 and $15,000,000 respectively. The remaining 750,000 shares, or 75%, of the voting common stock were acquired by the indirect controlling shareholders of the Company. MFS will operate independently from the Company and will provide conditional sales contracts and operating leases to the Company's customers. MFS is expected to have better access to funding on competitive terms.

         MFS's initial transaction was the purchase of $19,406,000 of loans and $12,742,000 of leases from certain subsidiaries of the Company. The Company has guaranteed the full and prompt collection of the loans sold to MFS. The Company received a fairness opinion from an independent third party as to the basis for the selling price of these assets. No gain was recognized on the transaction. MFS will in the future engage in loan and leasing activities involving the Company and others in the motor coach and other industries.

         The Company will account for its minority interest in MFS on the equity method as MFS reports its results.

24.      RELATED PARTY TRANSACTIONS

         Related party transactions for the years ended December 31 were as follows:


                                            1997         1996         1995
                                            ----         ----         ----
                                                     (000 OMITTED)
Purchases from affiliated companies:
   Goods                                  $15,044      $ 4,815      $ 1,423
   Services                                21,587        8,229        2,292
   Allocated interest expense               6,978        3,172       22,099
                                          -------      -------      -------
                                          $43,609      $16,216      $25,814
                                          =======      =======      =======

Sales to affiliated companies:
   Goods                                  $ 2,973      $   968      $ 2,279
   Services                                 7,384        4,443        9,510
   Allocated interest income                8,376        1,720        1,255
                                          -------      -------      -------
                                          $18,733      $ 7,131      $13,044
                                          =======      =======      =======

         Related party balances included in the December 31 balance sheet were:

                                                         1997        1996
                                                         ----        ----
                                                             (000 OMITTED)

Affiliated companies receivables (payables) - net      $16,293      $   (24)
                                                       =======      =======


         Dina's interest income and expense is allocated to its subsidiaries based on relative monthly intercompany balances.

         During 1997, Autobuses temporarily owned less than 5% of Arrendador Financiera Dina S.A. de C.V. ("AF Dina") while Dina owned the majority of AF Dina. At December 31, 1997, Autobuses had notes payable to AF Dina of $10,673,000 (included above as part of the net receivable of $16,293,000).

         During 1997, Autobuses put 240 transit bus units, with a sales value of $9,340,000, out on lease to Transportes y Services Terrestres G S.A. de C.V. ("TSTG"). TSTG is controlled by members of the group consisting of the indirect controlling shareholders of the Company.

25.      BUSINESS SEGMENT AND GEOGRAPHIC DATA

BUSINESS SEGMENT DATA

         The Company's management views the Company's principal business activities as consisting of two business segments -- MCII and Autobuses.

         Data for these two segments of the years ending December 31 are as follows:

                                      1997          1996          1995
                                      ----          ----          ----
                                                 (000 OMITTED)
Revenues:
     MCII                           $644,040      $606,382      $489,699
     Autobuses                        95,743        60,702        37,354
                                    --------      --------      --------
                                    $739,783      $667,084      $527,053
                                    ========      ========      ========

Operating income:
     MCII                           $ 61,578      $ 55,879      $ 38,298
     Autobuses                        16,875         3,954         5,352
                                    --------      --------      --------
                                    $ 78,453      $ 59,833      $ 43,650
                                    ========      ========      ========

Depreciation and amortization:
     MCII                           $ 18,683      $ 16,658      $ 14,618
     Autobuses                         3,352           960           876
                                    --------      --------      --------
                                    $ 22,035      $ 17,618      $ 15,494
                                    ========      ========      ========

Capital expenditures:
     MCII                           $ 15,058      $ 12,978      $ 12,559
     Autobuses                        17,038        12,631            --
                                    --------      --------      --------
                                    $ 32,096      $ 25,609      $ 12,559
                                    ========      ========      ========

Assets:
     MCII                           $683,135      $588,540
     Autobuses                       137,538        54,240
                                    --------      --------
                                    $820,673      $642,780
                                    ========      ========

         There are no material intersegment transactions.

         Major customers are generally defined as those which individually account for more that 10% of the Company's revenue. For the years ended 1997, 1996 and 1995, Greyhound Lines, Inc. accounted for 9.5%, 11.1%, and 10.2%, respectively, of the Company's consolidated revenues. For the years ended 1997 and 1996, sales to Coach USA, Inc. accounted for 7.6% and 0.9%, respectively, of the Company's consolidated revenues.

GEOGRAPHICAL DATA

                           1997         1996          1995
                           ----         ----          ----
                                    (000 OMITTED)
Revenues:
     United States      $610,915      $579,139      $445,732
     Canada               82,898        82,157        70,605
     Mexico               45,970         5,788        10,716
                        --------      --------      --------
                        $739,783      $667,084      $527,053
                        ========      ========      ========

Operating income:
     United States      $ 51,554      $ 45,005      $ 31,496
     Canada               10,985         9,648         6,843
     Mexico               15,914         5,180         5,311
                        --------      --------      --------
                        $ 78,453      $ 59,833      $ 43,650
                        ========      ========      ========

Assets:
     United States      $541,981      $443,339
     Canada              159,624       159,404
     Mexico              119,068        40,037
                        --------      --------
                        $820,673      $642,780
                        ========      ========