Form 10-Q/A
period 1997-03-31
MCII HOLDINGS USA INC
filed 1998-05-15
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares outstanding of the registrant's Common Stock:
1,000 shares as of April 30, 1997.

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

         Item  1.          Legal Proceedings                           None

         Item 2.           Changes in Securities                       Omitted

         Item 3.           Defaults Upon Senior Securities             Omitted

         Item 4.           Submission of Matters to a Vote
                           of Security Holders                         Omitted

         Item 5.           Other Information                             None

         Item 6.           Exhibits and Reports on Form 8-K               11

                           Signatures                                     12

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

             UNAUDITED RESTATED STATEMENT OF CONSOLIDATED INCOME

                                                                    Three Months Ended March 31,
                                                                     --------------------------
(000 omitted)                                                           1997             1996
                                                                     ---------        ---------

Revenues:
     Sales                                                           $ 173,285        $ 142,665
     Finance income                                                      1,352            1,352
                                                                     ---------        ---------
                                                                       174,637          144,017
                                                                     ---------        ---------

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)         135,928          111,459
     Depreciation and amortization                                       4,899            4,332
     Interest expense, finance operations                                  614              614
     Research and development expenses                                   1,800            1,800
     Selling, general and administrative expenses                       14,751           16,949
                                                                     ---------        ---------
                                                                       157,992          135,154
                                                                     ---------        ---------

Operating Income                                                        16,645            8,863
                                                                     ---------        ---------


Other income and (expense):
     Interest (expense)                                                 (4,952)          (3,946)
     Other income                                                          820              574
                                                                     ---------        ---------
                                                                        (4,132)          (3,372)
                                                                     ---------        ---------

Income before income taxes                                              12,513            5,491

Income taxes                                                             4,774            2,507
                                                                     ---------        ---------

Net Income                                                           $   7,739        $   2,984
                                                                     =========        =========

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                          CONSOLIDATED BALANCE SHEET


                                                            March 31,      December 31,
(000 omitted)                                                 1997             1996
                                                           ---------        ---------
                                                           Unaudited
                                                           Restated
                               ASSETS
Current Assets:
     Cash and cash equivalents                             $   9,126        $   9,403
     Trade and other accounts receivable                      84,934           52,667
     Current portion of notes receivable                       3,945            4,615
     Inventories                                             187,942          188,714
     Deferred income taxes                                    11,869           12,308
     Other current assets                                     11,898            3,715
                                                           ---------        ---------
          Total Current Assets                               309,714          271,422
Property, plant, and equipment                               114,217           93,493
Notes receivable                                              31,308           27,574
Investments in affiliates                                     10,249            1,974
Deferred income taxes                                             47            2,832
Intangible assets                                            234,589          236,954
Other assets                                                  15,424            8,531
                                                           ---------        ---------

          Total Assets                                     $ 715,548        $ 642,780
                                                           =========        =========

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                      $  60,601        $  42,557
     Payables to affiliates                                    2,548               24
     Accrued compensation and other benefits                   9,016           11,641
     Accrued warranties                                       10,097            9,543
     Accrued income taxes                                      3,186            7,163
     Insurance reserves                                        4,784            5,325
     Net liabilites of discontinued operations                 2,883               89
     Other current liabilities                                32,112           18,998
     Current portion of long-term debt                           148              148
                                                           ---------        ---------
          Total Current Liabilities                          125,375           95,488
Long-term debt                                               243,135          210,520
Pensions and other benefits                                   12,389           11,858
Other deferred items and insurance reserves                   17,084           17,785
Deferred income taxes                                             --               --
                                                           ---------        ---------

          Total Liabilities                                  397,983          335,651
                                                           ---------        ---------

Commitments and contingent liabilities

Stockholder's Equity:
     Common stock and additional capital                     411,524          407,488
     Accumulated deficit                                     (76,436)         (84,303)
     Unfunded pension loss, net                                 (423)            (423)
     Cumulative translation adjustments                      (17,100)         (15,633)
                                                           ---------        ---------

          Total Stockholder's Equity                         317,565          307,129
                                                           ---------        ---------

          Total Liabilities and Stockholder's Equity       $ 715,548        $ 642,780
                                                           =========        =========

                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                       UNAUDITED RESTATED STATEMENT OF
                           CONSOLIDATED CASH FLOWS

                                                                Three Months Ended March 31,
                                                                ----------------------------
(000 omitted)                                                      1997              1996
                                                                ----------        ----------
Cash Flows Provided (Used) By Operating Activities:
     Net Income                                                 $    7,739        $    2,984
     Adjustments to reconcile net income to net cash
       provided (used) by operations:
          Depreciation and amortization                              4,899             4,332
          Deferred income taxes                                      3,224              (139)
          Gain on sale of property and notes receivable               (290)             (233)
          Other noncash items, net                                  (4,951)              479
          Change in operating assets and liabilities, net          (15,137)          (13,247)
                                                                ----------        ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    (4,516)           (5,824)
                                                                ----------        ----------

Cash Flows Provided (Used) By Investing Activities:
     Capital expenditures                                          (15,475)          (11,727)
     Investment in notes receivable                                (10,247)           (9,866)
     Collections of notes receivable                                 1,451             1,248
     Proceeds from sale of notes receivable                          5,429               915
     Acquired businesses or equity investments, net                     --                --
     Discontinued operations, net changes                            2,794               108
                                                                ----------        ----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (16,048)          (19,322)
                                                                ----------        ----------

Cash Flows Provided (Used) By Financing Activities:
     Net change in bank credit facilities                           32,615                --
     Additional long-term borrowings                                    --                --
     Related party receivables/payables                            (14,981)             (517)
     Capital contribution                                            4,036                --
     Termination of interest rate swap position                         --             2,805
                                                                ----------        ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    21,670             2,288
                                                                ----------        ----------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                            (1,383)            1,373
                                                                ----------        ----------

NET INCREASE (DECREASE) IN CASH                                       (277)          (21,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       9,403            30,675
                                                                ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    9,126        $    9,190
                                                                ==========        ==========

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

               RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Unaudited Interim Financial Statements

This report updates MCII Holdings (USA), Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, in accordance with the instructions to Form 10-Q. It is presumed that the reader has read the Annual Report on Form 10-K.

The accompanying financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by generally accepted accounting principles for complete financial statements, as provided at year-end.

The reader is reminded that the results of operations for interim periods are not necessarily indicative of the results for the complete fiscal year.


Note 2 - Principles of Consolidation and Presentation

The Company is a wholly owned subsidiary of Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), a Mexican Corporation. These unaudited financial statements present the accounts of MCII Holdings (USA), Inc. and its subsidiaries (the "Company" or "MCII Holdings"). The Company's principal operating subsidiaries are Motor Coach Industries International, Inc. ( "MCII"), Transportation Manufacturing Operations, Inc. ( "TMO"), Motor Coach Industries, Inc. ("MCI-U.S.), Motor Coach Industries Limited ("MCI-Canada"), Hausman Bus Sales, Inc. ("HBSI"), Universal Coach Parts, Inc. ("UCP"), and Dina Autobuses S.A. de C.V. ("Autobuses").

On January 31, 1997, the Company acquired from Dina, its parent company, 99.99% of the shares of Autobuses as a contribution of capital. This acquisition represents a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interest basis, with the accompanying financial statements restated for all periods presented.

All significant intercompany balances and transactions have been eliminated on consolidation. Prior period amounts include all reclassifications necessary to conform to current presentations.

Note 3 - Restated Financial Statements

During the course of the Company's review of its 1997 financial statements, the Company identified items that were not properly accounted for in its quarterly reports. Those items principally included charges to inventories and receivables at the Company's U.S. parts subsidiary, UCP; expensing previously capitalized start-up costs incurred in 1997 related to the development of the Company's new line of coaches; and properly converting the financial statements of Autobuses to U.S. generally accepted accounting principles. Because the charges affected the financial statements contained in each of the Company's three previously filed 1997 quarterly reports, the Company is restating its financial reports for those periods.

The restatement of consolidated income statement information is as follows:


                                        Operating       Income      Net Income
(000 omitted)                 Revenues   Income      Before Taxes       (1)
First Quarter 1997:
As reported                  $178,835   $ 19,592      $ 14,915       $ 8,324
Charges to inventories and
receivables at UCP               -        (1,673)       (1,673)       (1,003)
New coach start-up costs         -        (2,039)       (2,039)       (1,223)
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting (2)                  (4,198)       765         1,310         1,641
                             --------   --------      --------       -------
As restated                  $174,637   $ 16,645      $ 12,513       $ 7,739
                             ========   ========      ========       =======

First Quarter 1996:
As reported                  $144,185   $  7,863      $  5,270       $ 3,272
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting (2)                    (168)     1,000           221          (288)
                             --------   --------      --------       -------
As restated                  $144,017   $  8,863      $  5,491       $ 2,984
                             ========   ========      ========       =======

--------------------

(1)  All adjustments were tax affected at the appropriate effective tax rate.

(2) The adjustments primarily relate to properly accounting for related party sale-leaseback transactions, eliminating intercompany profit in ending inventory, eliminating Mexican GAAP inflation accounting, using the U.S. dollar as the functional currency in 1997, and applying SFAS No. 109, "Accounting for Income Taxes".

Note 4 - Revenues, Gross Profit and Operating Income, Supplementary Information


                                                 Three Months Ended
                                                     March 31,
                                            ---------------------------
                                               1997             1996
                                            ----------       ----------
Units:
   MCII
      New Coach Sales                              302              258
      Viaggio(R)1000(1)                             35               34

   Autobuses
      Mexican intercity coach sales                 61               10
      Export coach sales (2)                        37               51

Revenues (000's omitted):
   MCII
      Coach Manufacturing and Support       $  110,438       $   95,060
      Replacement Parts                         50,806           38,885
                                            ----------       ----------
                                               161,244          133,945
   Autobuses                                    13,393           10,072
                                            ----------       ----------
                                            $  174,637       $  144,017
                                            ==========       ==========

Gross Profit (000's omitted):
   MCII
      Coach Manufacturing and Support       $   23,805       $   20,137
      Replacement Parts                          9,476            8,464
                                            ----------       ----------
                                                33,281           28,601
   Autobuses                                     4,082            3,264
                                            ----------       ----------
                                            $   37,363       $   31,865
                                            ==========       ==========

Operating Income (000's omitted):
   MCII
      Coach Manufacturing and Support       $    8,955       $    3,731
      Replacement Parts                          4,885            4,238
                                            ----------       ----------
                                                13,840            7,969
   Autobuses                                     2,805              894
                                            ----------       ----------
                                            $   16,645       $    8,863
                                            ==========       ==========

----------

     (1) Represents sales of Viaggio(R) 1000 coaches, manufactured by Autobuses and sold by the Company's wholly owned subsidiary, HBSI, to the Company's customers in the U.S. and Canadian markets.

     (2) These figures primarily represent sales of Viaggio(R) 1000 coaches to the U.S.

Note 5 - Inventories

         Inventories consisted of the following:

                                                    March 31,        December 31,
                                                      1997              1996
                                                   ----------        ----------
            Raw material                           $   45,124        $   47,397
            Work in process                            38,015            33,860
            Finished goods                            121,058           126,809
                                                   ----------        ----------
                                                      204,197           208,066
            Inventory reserves                        (16,255)          (19,352)
                                                   ----------        ----------
                                                   $  187,942        $  188,714
                                                   ==========        ==========


Note 6 - Debt

          Debt consisted of the following:

                                                      March 31,       December 31,
                                                        1997              1996
                                                     ----------        ----------
                                                            (000 omitted)
            Term notes payable                       $  125,000        $  125,000
            United States bank credit facility          113,000            85,000
            Canadian bank credit facility                 4,615                --
            Bancomext export loan facility                   --                --
            Note payable                                    668               668
                                                     ----------        ----------
                                                        243,283           210,668
            Less current portion                           (148)             (148)
                                                     ----------        ----------
                                                     $  243,135        $  210,520
                                                     ==========        ==========

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

Note 7 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:

                                                                    Three months ended
                                                               ----------------------------
                                                                March 31,        March 31,
                                                                  1997              1996
                                                               ----------        ----------
                                                                       (000 omitted)
           Decrease (Increase) in Operating Assets:
             Receivables                                       $  (32,267)       $  (12,676)
             Inventories                                            1,270            (2,342)
             Other operating assets                                (7,830)              542
                                                               ----------        ----------
                                                                  (38,827)          (14,476)
           Increase (Decrease) in Operating Liabilities:
             Accounts payable                                      18,045             7,836
             Accrued income taxes                                  (2,505)           (6,364)
             Other operating liabilities                            8,150              (243)
                                                               ----------        ----------
                                                                   23,690             1,229
                                                               ----------        ----------
           Net Cash Flow Effect                                $  (15,137)       $  (13,247)
                                                               ----------        ----------

Note 8 - Noncash Activities

         During the first quarter of 1997, the Company gave a note payable to members of the group consisting of the indirect controlling shareholders of the Company in the amount of $10.2 million in exchange for a small minority interest (less than 5%) in Arrendador Financiera Dina S.A. de C.V. ("AF Dina"). Dina owned the majority of AF Dina, a finance company furnishing financial services to Dina.

         During the first quarter of 1997, AF Dina loaned $7.8 million to Autobuses to help finance its transit bus leasing program. Most of the funds were used in a sale leaseback program which capitalized transit buses which were largely leased by Autobuses to Transportes y Services Terrestres G S.A. de C.V. ("TSTG"). TSTG is controlled by members of the group consisting of the indirect controlling shareholders of the Company


Note 9 - Related Party Transactions

         The Company provides for allocable management and administrative expenses incurred by Dina. In the first quarter of 1997, the provision for such expenses was $0.5 million. The amounts due to Dina for such expenses at March 31, 1997 and December 31, 1996 were $0.7 million and $1.0 million, respectively.

         During the first quarters of 1997 and 1996 the MCII purchased from Dina, in the ordinary course of business, $1.6 million and $0.8 million, respectively, in goods and services. During the same period, Autobuses purchased from Dina, in the ordinary course of business, $3.4 million and $1.7 million, respectively, in goods and services.

Note 10 - Commitments and Contingent Liabilities

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain amounts have been restated from the previously filed quarterly Management's Discussion and Analysis (see Note 3 to the Consolidated Financial Statements). All references included in this Management's Discussion and Analysis are to restated amounts.

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


COMPARISON OF FIRST QUARTER 1997 TO FIRST QUARTER 1996

         General. Revenues for the quarter ended March 31, 1997 were $174.6 million, an increase of 21% from $144.0 million in 1996. Increased revenues were recorded in all business areas.

         The overall gross margin for the first quarter of 1997, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 21.4% compared with 22.1% for the first quarter of 1996. Most of the decrease occurred in MCII's replacement parts business where the increase in sale volume favored less profitable products.

         Operating income was $16.6 million in the first quarter of 1997 compared with $8.9 million in 1996. The increase was primarily attributable to increased revenues and lower selling, general, and administrative expenses.

         Net income was $7.7 million in 1997, compared with $3.0 million in the first quarter of 1996. This was essentially due to increase operating income.

         MCII. MCII's revenues for the first quarter of 1997 were $161.2 million, an increase of 20% over $133.9 million in the first quarter of 1996. Coach revenues increased 16% to $110.4 million as new coach sales were 302 units in the first quarter of 1997, compared with 258 units in the first quarter of 1996 as customer demand continued strong. Replacement parts' revenues increased 31% to $50.8 million. The increase was due in part to additional sales generated through the acquisition of the assets of the Flxible Corporation, as well as increased sales in both the coach and transit product lines due to increased sales promotion programs.

         Gross margin for the first quarter of 1997 decreased to 20.6%, compared with 21.4% in the same quarter of the prior year. Coach margins increased slightly, while replacement parts margins were unfavorable affected by a less profitable mix of sales.

         Operating income was $13.8 million for the first quarter of 1997, compared with $8.0 million in the first quarter of 1996. The improved first quarter results were due to increased sales volume, better control of costs and expenses, and the nonrecurrance of a $1.3 million restructuring charge recorded in the first quarter of 1996.

         Order backlog for the United States and Canada as of March 31, 1997 was 632 units, which included 83 units for Greyhound Lines Inc.("GLI"), compared with 677 units at March 31, 1996, which included 226 units for GLI. The order backlog for customers other than GLI of 549 units represented an increase of 22% compared with the 451 unit non-GLI backlog a year ago.

         Autobuses. Autobuses' revenues in the first quarter of 1997 were $13.4 million, an increase of 33% from $10.1 million in the same quarter of the prior year. This was caused by an increase in sales in the domestic Mexican market where 1997 sales were 61 units, compared with 10 units in 1996. Sales of Autobuses' Viaggios in the United States were 35 units in 1997, compared with 34 units in 1996.

         Gross margin for the first quarter of 1997 decreased to 30.5%, compared with 32.4% in the first quarter of 1996. The increase in Mexican sales occurred among less profitable products.

         Operating income was $16.6 million for the first quarter of 1997, compared with $8.9 million in the first quarter of 1996. The improved first quarter results were due mainly to increased sales volume.

         Interest Expense. In the first quarter of 1997, net interest expense increased to $5.0 million from $3.9 million in 1996. The increase reflected higher average debt levels during the 1997 quarter.

         Income Taxes. The Company's effective income tax rates in the first quarter of 1997 and 1996 were 38.2% and 45.6% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill. The improvement in 1997 was due to the increase in earnings in Mexico which were not taxed due to losses in prior years and inflation indexed tax deductions.

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


                                            MCII HOLDINGS (USA), INC.
                                            (Registrant)


May 15, 1998                        By      /s/  Gullermo Kareh
                                            ------------------------------------
                                            Gullermo Kareh
                                            Executive Vice President,
                                            Chief Financial Officer,
                                            General Counsel and Secretary
                                            (Principal Financial Officer
                                            and Authorized Officer)