Form 10-Q/A
period 1997-06-30
MCII HOLDINGS USA INC
filed 1998-05-15
CIK 1019534

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

               UNAUDITED RESTATED STATEMENT OF CONSOLIDATED INCOME

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                            June 30,
                                                                     --------------------------        --------------------------
(000 omitted)                                                          1997             1996             1997             1996
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                                           $ 184,566        $ 177,289        $ 357,851        $ 319,954
     Finance income                                                      1,224            2,377            2,576            3,729
                                                                     ---------        ---------        ---------        ---------
                                                                       185,790          179,666          360,427          323,683
                                                                     ---------        ---------        ---------        ---------

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)         138,461          131,732          274,389          243,191
     Depreciation and amortization                                       5,424            4,643           10,323            8,975
     Interest expense, finance operations                                  637            1,001            1,251            1,615
     Research and development expenses                                   1,695            1,624            3,495            3,424
     Selling, general and administrative expenses                       17,072           15,793           31,823           32,742
                                                                     ---------        ---------        ---------        ---------
                                                                       163,289          154,793          321,281          289,947
                                                                     ---------        ---------        ---------        ---------

Operating Income                                                        22,501           24,873           39,146           33,736
                                                                     ---------        ---------        ---------        ---------


Other income and (expense):
     Interest (expense)                                                 (6,391)          (4,065)         (11,343)          (8,011)
     Other income                                                          681            1,077            1,501            1,651
                                                                     ---------        ---------        ---------        ---------
                                                                        (5,710)          (2,988)          (9,842)          (6,360)
                                                                     ---------        ---------        ---------        ---------

Income before income taxes                                              16,791           21,885           29,304           27,376

Income taxes                                                             7,362            7,488           12,136            9,995
                                                                     ---------        ---------        ---------        ---------

Income from Continuing Operations                                        9,429           14,397           17,168           17,381

Discontinued operations:
     (Loss) on disposal of transit manufacturing, net                       --           (5,000)              --           (5,000)
                                                                     ---------        ---------        ---------        ---------

Income before extraordinary item                                         9,429            9,397           17,168           12,381

Extraordinary (charge) for early retirement of debt, net                    --               --               --               --
                                                                     ---------        ---------        ---------        ---------

Net Income                                                           $   9,429        $   9,397        $  17,168        $  12,381
                                                                     =========        =========        =========        =========

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                          CONSOLIDATED BALANCE SHEET

                                                                  June 30,       December 31,
(000 omitted)                                                      1997             1996
---------------------------------------------------------------------------------------------
                                                                 Unaudited
                                                                 Restated
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                   $  37,135        $   9,403
     Trade and other accounts receivable                            79,616           52,667
     Current portion of notes receivable                             6,291            4,615
     Inventories                                                   216,525          188,714
     Deferred income taxes                                          11,194           12,308
     Other current assets                                           10,667            3,715
                                                                 ---------        ---------
          Total Current Assets                                     361,428          271,422
Property, plant, and equipment                                     111,717           93,493
Notes receivable                                                    40,181           27,574
Investments in affiliates                                           10,249            1,974
Deferred income taxes                                                   --            2,832
Intangible assets                                                  233,217          236,954
Other assets                                                        14,975            8,531
                                                                 ---------        ---------

          Total Assets                                           $ 771,767        $ 642,780
                                                                 =========        =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                            $  58,614        $  42,557
     Payables to affiliates                                          6,460               24
     Accrued compensation and other benefits                        10,003           11,641
     Accrued warranties                                             10,474            9,543
     Accrued income taxes                                            5,134            7,163
     Insurance reserves                                              5,919            5,325
     Net liabilities of discontinued operations                       2,921              89
     Other current liabilities                                      32,270           18,998
     Current portion of long-term debt                              36,978              148
                                                                 ---------        ---------
          Total Current Liabilities                                168,773           95,488
Long-term debt                                                     248,268          210,520
Pensions and other benefits                                         12,912           11,858
Other deferred items and insurance reserves                         16,498           17,785
Deferred income taxes                                                3,957               --
                                                                 ---------        ---------

          Total Liabilities                                        450,408          335,651
                                                                 ---------        ---------

Commitments and contingent liabilities

Stockholder's Equity:
     Common stock and additional capital                           411,524          407,488
     Accumulated deficit                                           (73,007)         (84,303)
     Unfunded pension loss, net                                       (423)            (423)
     Cumulative translation adjustments                            (16,735)         (15,633)
                                                                 ---------        ---------

          Total Stockholder's Equity                               321,359          307,129
                                                                 ---------        ---------

          Total Liabilities and Stockholder's Equity             $ 771,767        $ 642,780
                                                                 =========        =========

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                         UNAUDITED RESTATED STATEMENT OF
                             CONSOLIDATED CASH FLOWS


                                                             Six Months Ended June 30,
                                                             -------------------------
(000 omitted)                                                   1997            1996
--------------------------------------------------------------------------------------

Cash Flows Provided (Used) By Operating Activities:
     Net Income                                               $ 17,168        $ 12,381
     Adjustments to reconcile net income to net cash
       provided (used) by operations:
          Depreciation and amortization                         10,323           8,975
          Deferred income taxes                                  7,903           2,379
          Discontinued operations                                   --           5,000
          Gain on sale of property and notes receivable           (386)           (659)
          Other noncash items, net                              (4,680)          1,942
     Change in operating assets and liabilities                (34,554)          5,581
                                                              --------        --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (4,226)         35,599
                                                              --------        --------

Cash Flows Provided (Used) By Investing Activities:
     Capital expenditures                                      (14,015)        (43,774)
     Investment in notes receivable                            (20,321)        (18,095)
     Collections of notes receivable                             3,426           3,214
     Proceeds from sale of notes receivable                      2,518           7,501
     Discontinued operations, net changes                        2,832           5,662
                                                              --------        --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (25,560)        (45,492)
                                                              --------        --------

Cash Flows Provided (Used) By Financing Activities:
     Net change in bank credit facilities                       74,726         (22,000)
     Payment of long-term borrowings                              (148)            (74)
     Termination of interest rate swap position                     --           2,805
     Parent company debt                                       (14,079)          6,786
     Contribution of capital                                        --           1,342
     Dividends paid to parent company                           (1,963)             --
                                                              --------        --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                58,536         (11,141)
                                                              --------        --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                        (1,018)            665
                                                              --------        --------

NET INCREASE (DECREASE) IN CASH                                 27,732         (20,369)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   9,403          30,675
                                                              --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 37,135        $ 10,306
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

The restatement of consolidated income statement information is as follows:

                                                        Operating        Income        Net Income
(000 omitted)                           Revenues         Income       Before Taxes        (1)
Second Quarter 1997:
As reported                             $190,190        $ 21,550        $ 16,222        $  8,341
Charges to inventories and
receivables at UCP                          -               (478)           (478)           (287)
New coach start-up costs                    -                 95              95              56
Insurance claim adjustment                  -             (1,890)         (1,890)         (1,133)
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting(2)                              (4,400)          3,224           2,842           2,452
                                        --------        --------        --------        --------
As restated                             $185,790        $ 22,501        $ 16,791        $  9,429
                                        ========        ========        ========        ========

Second Quarter 1996:
As reported                             $180,357        $ 21,824        $18,057         $  9,960
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting(2)                                (681)          3,049           3,828            (563)
                                        --------        --------        --------        --------
As restated                             $179,666        $ 24,873        $ 21,885        $  9,397
                                        ========        ========        ========        ========

Six months 1997:
As reported                             $369,025        $ 41,142        $ 31,137        $ 16,665
Charges to inventories and
receivables at UCP                          -             (2,151)         (2,151)         (1,290)
New coach start-up costs                    -             (1,944)         (1,944)         (1,167)
Insurance claim adjustment                  -             (1,890)         (1,890)         (1,133)
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting(2)                              (8,598)          3,989           4,152           4,093
                                        --------        --------        --------        --------
As restated                             $360,427        $ 39,146        $ 29,304        $ 17,168
                                        ========        ========        ========        ========

Six months 1996:
As reported                             $324,542        $ 29,687        $ 23,327        $ 13,232
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting(2)                                (859)          4,049           4,049            (851)
                                        --------        --------        --------        --------
As restated                             $323,683        $ 33,736        $ 27,376        $ 12,381
                                        ========        ========        ========        ========

----------------
(1) All adjustments were tax affected at the appropriate effective tax rate.

(2) The adjustments primarily relate to properly accounting for related party sale-leaseback transactions, eliminating intercompany profit in ending inventory, eliminating Mexican GAAP inflation accounting, using the U.S. dollar as the functional currency in 1997, and applying SFAS No. 109, "Accounting for Income Taxes".

Note 4 - Revenues, Gross Profit and Operating Income, Supplementary Information


                                               Three Months Ended              Six Months Ended
                                                     June 30,                     June 30,
                                             -----------------------       -----------------------
                                               1997           1996           1997           1996
                                             --------       --------       --------       --------
 Units:
    MCII
       New Coach Sales                            333            351            635            609
       Viaggio(R) 1000(1)                          45             65             80             99

    Autobuses
       Mexican intercity coach sales               34              6             95             16
       Export coach sales (2)                      55             77             92            128

 Revenues (000's omitted):
    Motor Coach
       Coach Manufacturing and Support       $115,655       $121,751       $226,093       $216,811
       Replacement Parts                       49,860         40,559        100,666         79,444
                                             --------       --------       --------       --------
                                              165,515        162,310        326,759        296,255
    Autobuses                                  20,275         17,356         33,668         27,428
                                             --------       --------       --------       --------
                                             $185,790       $179,666       $360,427       $323,683
                                             ========       ========       ========       ========

 Gross Profit (000's omitted):
    Motor Coach
       Coach Manufacturing and Support       $ 29,561       $ 29,248       $ 53,366       $ 49,385
       Replacement Parts                       10,885          8,808         20,361         17,272
                                             --------       --------       --------       --------
                                               40,446         38,056         73,727         66,657
    Autobuses                                   5,516          8,533          9,598         11,797
                                             --------       --------       --------       --------
                                             $ 45,962       $ 46,589       $ 83,325       $ 78,454
                                             ========       ========       ========       ========

 Operating Income (000's omitted):
    Motor Coach
       Coach Manufacturing and Support       $ 13,313       $ 14,869       $ 22,268       $ 18,600
       Replacement Parts                        7,004          4,597         11,889          8,835
                                             --------       --------       --------       --------
                                               20,317         19,466         34,157         27,435
    Autobuses                                   2,184          5,407          4,989          6,301
                                             --------       --------       --------       --------
                                             $ 22,501       $ 24,873       $ 39,146       $ 33,736
                                             ========       ========       ========       ========

-----------------

     (1) Represents sales of Viaggio(R) 1000 coaches, manufactured by Autobuses and sold by the Company's wholly-owned subsidiary, HBSI, to the Company's customers in the U.S. and Canadian markets.

     (2) These figures primarily represent sales of Viaggio(R) 1000 coaches to the U.S.

Note 5 - Inventories

         Inventories consisted of the following:

                                                  June 30,       December 31,
                                                    1997             1996
                                                    ----             ----
         Raw material                            $  56,074        $  47,397
         Work in process                            46,095           33,860
         Finished goods                            128,405          126,809
                                                 ---------        ---------
                                                   230,574          208,066
         Inventory reserves                        (14,049)         (19,352)
                                                 ---------        ---------
                                                 $ 216,525        $ 188,714
                                                 =========        =========


Note 6 - Debt

         Debt consisted of the following:

                                                  June 30,       December 31,
                                                    1997             1996
                                                    ----             ----
                                                       (000 omitted)
         Term notes payable                      $ 125,000        $ 125,000
         United States bank credit facility        117,000           85,000
         Canadian bank credit facility               5,822               --
         Bancomext export loan facility              6,830               --
         Pre-export note                            30,000               --
         Note payable                                  594              668
                                                 ---------        ---------
                                                   285,246          210,668
         Less current portion                      (36,978)            (148)
                                                 ---------        ---------
                                                 $ 248,268        $ 210,520
                                                 =========        =========


         Canadian revolving credit loans are made available to a subsidiary of the Company under an agreement which provided a credit facility of Cdn$10.0 million (equivalent to $7.2 million) and expired on January 31, 1997. This agreement was extended while a replacement credit facility of Cdn$19.0 million (equivalent to $13.8 million) was being finalized.

         In September 1996, the National Bank Foreign Trade S.N.C. ("Bancomext") provided a $20,000,000 credit facility to Autobuses to be used in conjunction with export sales.

         On May 28, 1997, an indirect subsidiary of the Company issued $30.0 million in short-term pre-export notes, maturing on November 26, 1997, to be used to finance the manufacture by Autobuses of motor coaches for export to the United States.

Note 7 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:

                                                                 Six months ended
                                                             ------------------------
                                                              June 30         June 30
                                                                1997            1996
                                                                ----            ----
                                                                   (000 omitted)
         Decrease (Increase) in Operating Assets:
           Receivables                                       $(26,949)       $(16,838)
           Inventories                                        (27,313)          6,187
           Other operating assets                              (6,599)            496
                                                             --------        --------
                                                              (60,861)        (10,155)
                                                             --------        --------
         Increase (Decrease) in Operating Liabilities:
           Accounts payable                                    16,057          20,313
           Accrued income taxes                                (1,375)         (5,257)
           Other operating liabilities                         11,625             680
                                                             --------        --------
                                                               26,307          15,736
                                                             --------        --------
         Net Cash Flow Effect                                $(34,554)       $  5,581
                                                             ========        ========




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

         During the first six months of 1997, AF Dina loaned $10.8 million to Autobuses to help finance its transit bus leasing program. Most of the funds were used in a sale leaseback program which capitalized transit buses which were largely leased by Autobuses to Transportes y Services Terrestres G S.A. de C.V. ("TSTG"). TSTG is controlled by members of the group consisting of the indirect controlling shareholders of the Company


Note 9 - Related Party Transactions

         The Company provides for allocable management and administrative expenses incurred by Dina. In the first six months of 1997, the provision for such expenses was $1.5 million. The amounts due to Dina for such expenses at June 30, 1997 and December 31, 1996 were $1.7 million and $1.0 million, respectively.

         During the first six months of 1997 and 1996 the MCII purchased from Dina, in the ordinary course of business, $6.2 million and $1.1 million, respectively, in goods and services. During the same period, Autobuses purchased from Dina, in the ordinary course of business, $17.6 million and $4.4 million, respectively, in goods and services.

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

COMPARISON OF SECOND QUARTER 1997 TO SECOND QUARTER 1996

    General. Revenues for the quarter ended June 30, 1997 were $185.8 million, an increase of 3% from $179.7 million in 1996. Increased revenues were recorded in all business areas, except MCII's coach manufacturing operations.

    The overall gross margin for the second quarter of 1997, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 24.7% compared with 25.9% for the second quarter of 1996. Most of the decrease occurred at Autobuses, where second quarter 1996 gross profits were unusually high due to a mix of sales that disproportionally favored exports to the United States.

    Operating income was $22.5 million in the second quarter of 1997 compared with $24.9 million in 1996. MCII's coach operating income was adversely affected by flood related problems and Autobuses was not able to repeat the unusually strong performance of the second quarter 1996.

    Income from continuing operations was $9.4 million in 1997, compared with $14.4 million in the second quarter of 1996. The decrease was essentially due to lower operating income and higher net interest expense. Net income was $9.4 million in 1997, compared with $9.4 million in the second quarter of 1996, due to inclusion in 1996 of a $5.0 million, net of tax, additional provision on the disposal of the transit manufacturing line of business.

    MCII. MCII's revenues for the second quarter of 1997 were $165.5 million, an increase of 2% over $162.3 million in the second quarter of 1996. Coach revenues decreased 5% to $115.7 million as new coach sales were 333 units in the second quarter of 1997, compared with 351 units in the second quarter of 1996 due to flood related problems. Replacement parts' revenues increased 23% to $49.9 million. The increase was due in part to additional sales generated through the acquisition of the assets of the Flxible Corporation, as well as increased sales in both the coach and transit product lines due to increased sales promotion programs.

    Gross margin for the second quarter of 1997 increased to 24.4%, compared with 23.5% in the same quarter of the prior year. Coach margins increased slightly, while replacement parts margins were unchanged.

    Operating income was $20.3 million for the second quarter of 1997, compared
with $19.5 million in the second quarter of 1996.   Coach's operating income
was down $1.6 million due to the flood related problems, while replacement parts' operating income increased $2.4 million, due to stronger sales.

    Autobuses. Autobuses' revenues in the second quarter of 1997 were $20.3 million, an increase of 17% from $17.4 million in the same quarter of the prior year. This was caused by an increase in sales in the domestic Mexican market where 1997 sales were 34 units, compared with 6 units in 1996. Sales of Autobuses' Viaggios in the United States were 45 units in 1997, compared with 65 units in 1996.

    Gross margin for the second quarter of 1997 decreased to 27.2%, compared with 49.2% in the second quarter of 1996. The increase in Mexican sales occurred among less profitable products, while higher margin sales in the United States declined.

    Operating income was $2.2 million for the second quarter of 1997, compared with $5.4 million in the second quarter of 1996. The reduced second quarter results were due mainly to a less favorable mix of product sales and higher general, selling, and administrative expenses.

    Interest Expense. In the second quarter of 1997, net interest expense increased to $6.4 million from $4.1 million in 1996. The increase reflected higher average debt levels during the 1997 quarter.

    Income Taxes. The Company's effective income tax rates in the second quarter of 1997 and 1996 were 43.8% and 34.2% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill. The increase in 1997 was due to the decrease in earnings in Mexico which are not taxed due to losses in prior years and inflation indexed tax deductions.


COMPARISON OF FIRST SIX MONTHS 1997 TO FIRST SIX MONTHS 1996

    General. Revenues for the six months ended June 30, 1997 were $360.4 million, an increase of 11% from $323.7 million in 1996. Increased revenues were recorded in all business areas.

    The overall gross margin for the first six months of 1997, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 23.1% compared with 24.2% for the first six months of 1996. Most of the decrease occurred at Autobuses where increased sales volume favored less profitable products.

    Operating income was $39.1 million in the first six months of 1997 compared with $33.7 million in 1996. The increase was primarily attributable to increased revenues and lower selling, general, and administrative expenses.

    Income from continuing operations was $17.2 million in 1997, compared with $17.4 million in the first six months of 1996. The decrease was essentially due to higher net interest expense. Net income was $17.2 million in 1997, compared with $12.4 million in the first six months of 1996, due to inclusion in 1996 of a $5.0 million, net of tax, additional provision on the disposal of the transit manufacturing line of business in 1996.

    MCII. MCII's revenues for the first six months of 1997 were $326.8 million, an increase of 10% over $296.3 million in the first six months of 1996. Coach revenues increased 4% to $226.1 million as new coach sales were 635 units in the first six months of 1997, compared with 609 units in the first six months of 1996 as customer demand continued strong, but flood related problems restricted production and deliveries. Replacement parts' revenues increased 27% to $100.7 million. The increase was due in part to additional sales generated through the acquisition of the assets of the Flxible Corporation, as well as increased sales in both the coach and transit product lines due to increased sales promotion programs.

    Gross margin for the first six months of 1997 increased slightly to 22.6%, compared with 22.5% in the same six month period of the prior year.

    Operating income was $34.2 million for the first six months of 1997,
compared with $27.4 million in the first six months of 1996.   The improved
first six months results were due to increased sales volume, better control of costs and expenses, and the nonreoccurrence of a $1.3 million restructuring charge recorded in the first quarter of 1996.

    Order backlog for the United States and Canada as of June 30, 1997 was 658 units, which included 147 units for Greyhound Lines Inc.("GLI") and represented an estimated 120 units delayed by flood related problems.

    Autobuses. Autobuses' revenues in the first six months of 1997 were $33.7 million, an increase of 23% from $27.4 million in the first six months of the prior year. This was caused by an increase in sales in the domestic Mexican market where 1997 sales were 95 units, compared with 16 units in 1996. Sales of Autobuses' Viaggios in the United States were 80 units in 1997, compared with 99 units in 1996.

    Gross margin for the first six months of 1997 decreased to 28.5%, compared with 43.0% in the first six months of 1996. The increase in Mexican sales occurred among less profitable products.

    Operating income was $5.0 million for the first six months of 1997, compared with $6.3 million in the first six months of 1996. The decrease in results during first six months of 1997 was due mainly to an adverse mix in products sold and higher general, selling, and administrative expenses.

    Order backlog for Autobuses as of June 30, 1997 was 483 intercity coaches, which included 285 units for the export market.

    Interest Expense. In the first six months of 1997, net interest expense increased to $11.3 million from $8.0 million in 1996. The increase reflected higher average debt levels during the 1997 quarter.

    Income Taxes. The Company's effective income tax rates in the first six months of 1997 and 1996 were 41.4% and 36.5% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill. The increase in 1997 was due to the decrease in earnings in Mexico which were not taxed due to losses in prior years and inflation indexed tax deductions.

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


                                     MCII HOLDINGS (USA), INC.
                                     (Registrant)


May 15, 1998                      By /s/  Gullermo Kareh
                                     -------------------------------------
                                     Gullermo Kareh
                                     Executive Vice President, Chief Financial
                                     Officer, General Counsel, and Secretary
                                     (Principal Financial Officer
                                     and Authorized Officer)