Form 10-Q/A
period 1997-09-30
MCII HOLDINGS USA INC
filed 1998-05-15
CIK 1019534

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)


             UNAUDITED RESTATED STATEMENT OF CONSOLIDATED INCOME



                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
                                                                   ------------------------      ------------------------
(000 omitted)                                                        1997           1996           1997           1996
                                                                   ---------      ---------      ---------      ---------
Revenues:
     Sales                                                         $ 134,283      $ 125,517      $ 492,134      $ 445,471
     Finance income                                                    1,020          2,399          3,596          6,128
                                                                   ---------      ---------      ---------      ---------
                                                                     135,303        127,916        495,730        451,599
                                                                   ---------      ---------      ---------      ---------

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)       101,934         94,251        376,323        337,442
     Depreciation and amortization                                     5,707          4,996         16,030         13,971
     Interest expense, finance operations                                651          1,071          1,902          2,686
     Research and development expenses                                 1,273          1,806          4,768          5,230
     Selling, general and administrative expenses                     17,547         15,047         49,370         47,789
                                                                   ---------      ---------      ---------      ---------
                                                                     127,112        117,171        448,393        407,118
                                                                   ---------      ---------      ---------      ---------
Operating Income                                                       8,191         10,745         47,337         44,481
                                                                   ---------      ---------      ---------      ---------

Other income and (expense):
     Interest (expense)                                               (4,808)        (3,196)       (16,151)       (11,207)
     Other income                                                      1,751          1,156          3,252          2,807
                                                                   ---------      ---------      ---------      ---------
                                                                      (3,057)        (2,040)       (12,899)        (8,400)
                                                                   ---------      ---------      ---------      ---------

Income before income taxes                                             5,134          8,705         34,438         36,081

Income taxes                                                             380          2,465         12,516         12,460
                                                                   ---------      ---------      ---------      ---------

Income from Continuing Operations                                      4,754          6,240         21,922         23,621

Discontinued operations:
   (Loss) on disposal of transit manufacturing, net                       --             --             --         (5,000)
                                                                   ---------      ---------      ---------      ---------
Income before extraordinary item                                       4,754          6,240         21,922         18,621

Extraordinary (charge) for early retirement of debt, net                  --             --             --             --
                                                                   ---------      ---------      ---------      ---------

Net Income                                                         $   4,754      $   6,240      $  21,922      $  18,621
                                                                   =========      =========      =========      =========


                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                          CONSOLIDATED BALANCE SHEET


                                                        September 30,   December 31,
(000 omitted)                                              1997             1996
                                                        -------------   ------------
                                                          Unaudited
                                                          Restated
                               ASSETS
Current Assets:
     Cash and cash equivalents                           $  17,155      $   9,403
     Trade and other accounts receivable                    66,495         52,667
     Receivables from affiliates                            11,801             --
     Current portion of notes receivable                     3,957          4,615
     Inventories                                           225,459        188,714
     Deferred income taxes                                  12,210         12,308
     Other current assets                                   22,804          3,715
                                                         ---------      ---------
          Total Current Assets                             359,881        271,422
Property, plant, and equipment                             122,014         93,493
Notes receivable                                            25,475         27,574
Investments in affiliates                                   10,247          1,974
Deferred income taxes                                           --          2,832
Intangible assets                                          231,645        236,954
Other assets                                                28,391          8,531
                                                         ---------      ---------

          Total Assets                                   $ 777,653      $ 642,780
                                                         =========      =========

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                    $  61,790      $  42,557
     Payables to affiliates                                     --             24
     Accrued compensation and other benefits                11,641         11,641
     Accrued warranties                                      9,543          9,543
     Accrued income taxes                                       --          7,163
     Insurance reserves                                      5,325          5,325
     Net liabilities of discontinued operations              2,573             89
     Other current liabilities                              33,251         18,998
     Current portion of long-term debt                      39,951            148
                                                         ---------      ---------
          Total Current Liabilities                        164,074         95,488
Long-term debt                                             252,126        210,520
Pensions and other benefits                                 13,428         11,858
Other deferred items and insurance reserves                 16,667         17,785
Deferred income taxes                                        5,242             --
                                                         ---------      ---------

          Total Liabilities                                451,537        335,651
                                                         ---------      ---------

Commitments and contingent liabilities

Stockholder's Equity:
     Common stock and additional capital                   411,524        407,488
     Accumulated deficit                                   (68,253)       (84,303)
     Unfunded pension loss, net                               (423)          (423)
     Cumulative translation adjustments                    (16,732)       (15,633)
                                                         ---------      ---------

          Total Stockholder's Equity                       326,116        307,129
                                                         ---------      ---------

          Total Liabilities and Stockholder's Equity     $ 777,653      $ 642,780
                                                         =========      =========


                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                         UNAUDITED RESTATED STATEMENT OF
                             CONSOLIDATED CASH FLOWS


                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
(000 omitted)                                                      1997                  1996
                                                                 --------            -----------
Cash Flows Provided (Used) By Operating Activities:
     Net Income                                                  $ 21,922            $ 18,621
     Adjustments to reconcile net income to net cash
       provided (used) by operations:
          Depreciation and amortization                            16,030              13,971
          Deferred income taxes                                     8,172               1,354
          Discontinued operations                                    --                 5,000
          Gain on sale of property and notes receivable              (390)             (1,257)
          Other noncash items, net                                 (7,348)              1,877
     Change in operating assets and liabilities                   (43,283)                773
                                                                 --------            --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (4,897)             40,339
                                                                 --------            --------

Cash Flows Provided (Used) By Investing Activities:
     Capital expenditures                                         (27,263)            (49,138)
     Purchase of, investment in, businesses                          --                  --
     Proceed from sale of property and assets held for lease         --                  --
     Investment in notes receivable                               (29,834)            (24,379)
     Collections of notes receivable                               12,884               5,854
     Proceeds from sale of notes receivable                        19,721              17,308
     Investment in affiliated companies                           (10,250)               --
     Proceeds from sale of business                                  --                  --
     Discontinued operations, net changes                           2,484               5,497
                                                                 --------            --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (32,258)            (44,858)
                                                                 --------            --------

Cash Flows Provided (Used) By Financing Activities:
     Net change in bank credit facilities                          81,557             (24,000)
     Additional short-term borrowings                                --                  --
     Payment of long-term borrowings                                 (148)                (74)
     Termination of interest rate swap position                      --                 2,805
     Parent company debt                                          (33,524)             (1,886)
     Contribution of capital                                        4,037               8,831
     Dividends paid to parent company                              (6,000)             (7,489)
                                                                 --------            --------


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   45,922             (21,813)
                                                                 --------            --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                           (1,015)                946
                                                                 --------            --------

NET INCREASE (DECREASE) IN CASH                                     7,752             (25,386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      9,403              30,675
                                                                 --------            --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 17,155            $  5,289
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

The restatement of consolidated income statement information is as follows:

                                                   Operating       Income        Net Income
(000 omitted)                        Revenues       Income       Before Taxes       (1)
Third Quarter 1997:
As reported                          $132,676      $  7,057      $  5,469         $  1,185
Charges to inventories and
receivables at UCP                          -        (1,909)       (1,909)          (1,144)
New coach start-up costs                    -          (161)         (161)             (96)
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting (2)                           2,627         3,204         1,735            4,809
                                     --------      --------      --------         --------
As restated                          $135,303      $  8,191      $  5,134         $  4,754
                                     ========      ========      ========         ========

Third Quarter 1996:
As reported                          $126,307      $  8,271      $  5,274         $  6,713
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting (2)                           1,609         2,474         3,431             (473)
                                     --------      --------      --------         --------
As restated                          $127,916      $ 10,745      $  8,705         $  6,240
                                     ========      ========      ========         ========

Nine months 1997:
As reported                          $501,701      $ 48,199      $ 36,606         $ 17,850
Charges to inventories and
receivables at UCP                          -        (4,060)       (4,060)          (2,434)
New coach start-up costs                    -        (2,105)       (2,105)          (1,263)
Insurance claim adjustment                  -        (1,890)       (1,890)          (1,133)
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting (2)                          (5,971)        7,193         5,887            8,902
                                     --------      --------      --------         --------
As restated                          $495,730      $ 47,337      $ 34,438         $ 21,922
                                     ========      ========      ========         ========

Nine months 1996:
As reported                          $450,849      $ 37,958      $ 28,601         $ 19,945
Consolidation/conversion of
Autobuses for U.S. GAAP
reporting (2)                             750         6,523         7,480           (1,324)
                                     --------      --------      --------         --------
As restated                          $451,599      $ 44,481      $ 36,081         $ 18,621
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

Note 4 - Revenues, Gross Profit and Operating Income,
Supplementary Information


                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                          ----------------------    ---------------------
                                            1997         1996         1997         1996
                                          --------     ---------    --------     --------
Units:
   MCII
      New Coach Sales                          177          175          812          784
      Viaggio(R)1000(1)                         40           74          120          173

   Autobuses
      Mexican intercity coach sales             95            4          190           20
      Export coach sales (2)                    89           72          181          200

Revenues (000's omitted):
   Motor Coach
      Coach Manufacturing and Support     $ 66,846     $ 67,924     $292,939     $284,735
      Replacement Parts                     45,475       40,729      146,141      120,173
                                          --------     ---------    --------     --------
                                           112,321      108,653      439,080      404,908
   Autobuses                                22,982       19,263       56,650       46,691
                                          --------     ---------    --------     --------
                                          $135,303     $127,916     $495,730     $451,599
                                          ========     ========     ========     ========

Gross Profit (000's omitted):
   Motor Coach
      Coach Manufacturing and Support     $ 17,228     $ 18,103     $ 70,594     $ 67,488
      Replacement Parts                      7,336        9,015       27,697       26,287
                                          --------     ---------    --------     --------
                                            24,564       27,118       98,291       93,775
   Autobuses                                 7,099        5,209       16,697       17,006
                                          --------     ---------    --------     --------
                                          $ 31,663     $ 32,327     $114,988     $110,781
                                          ========     ========     ========     ========


Operating Income (000's omitted):
   Motor Coach
      Coach Manufacturing and Support     $  1,582     $  3,100     $ 23,850     $ 21,700
      Replacement Parts                      3,888        4,332       15,777       13,167
                                          --------     ---------    --------     --------
                                             5,470        7,432       39,627       34,867
   Autobuses                                 2,721        3,313        7,710        9,614
                                          --------     ---------    --------     --------
                                          $  8,191     $ 10,745     $ 47,337     $ 44,481
                                          ========     ========     ========     ========

---------------

         (1) Represents sales of Viaggio(R) 1000 coaches, manufactured by Autobuses and sold by the Company's wholly-owned subsidiary, HBSI, to the Company's customers in the U.S. and Canadian markets.
         (2) These figures primarily represent sales of Viaggio(R) 1000 coaches to the U.S.

Note 5 - Inventories

         Inventories consisted of the following:

                      September 30,  December 31,
                          1997           1996
                      -------------  ------------
Raw material           $  48,839      $  47,397
Work in process           56,734         33,860
Finished goods           144,069        126,809
                       ---------      ---------
                         249,642        208,066
Inventory reserves       (24,183)       (19,352)
                       ---------      ---------
                       $ 225,459      $ 188,714
                       =========      =========


Note 6 - Debt

          Debt consisted of the following:

                                      September 30,   December 31,
                                         1997            1996
                                      -------------   ------------
                                              (000 omitted)
Term notes payable                     $ 125,000      $ 125,000
United States bank credit facility       118,000         85,000
Canadian bank credit facility              8,755             --
Bancomext export loan facility             9,803             --
Pre-export notes                          30,000             --
Note payable                                 519            668
                                       ---------      ---------
                                         292,077        210,668
Less current portion                     (39,951)          (148)
                                       ---------      ---------
                                       $ 252,126      $ 210,520
                                       =========      =========


         In September 1997 the Company increased its previously existing bank credit facility to a maximum amount of permitted borrowing of $170.0 million from the previous maximum of $125.0 million. At September 30, 1997, borrowings under this facility were $118.0 million.

         Canadian revolving credit loans were made available to a subsidiary of the Company under an agreement which provided a credit facility of Cdn$10.0 million (equivalent to $7.2 million). This facility was increased, in July 1997, to provide up to Cdn$30.0 million (equivalent to $21.7 million).
At September 30, 1997, borrowings under this facility were $8.8 million.

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

Note 7 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:

                                                       Nine months ended
                                                  ------------------------------
                                                  September 30,    September 30,
                                                       1997            1996
                                                  -------------    -------------
                                                         (000 omitted)
Decrease (Increase) in Operating Assets:
  Receivables                                     $(13,828)            $ (4,254)
  Inventories                                      (36,162)              (7,231)
  Other operating assets                           (16,149)                (242)
                                                  --------             --------
                                                   (66,139)             (11,727)
                                                  --------             --------

Increase (Decrease) in Operating Liabilities:
  Accounts payable                                  19,233               14,378
  Accrued income taxes                              (8,884)              (5,857)
  Other operating liabilities                       12,507                3,979
                                                  --------             --------
                                                    22,856               12,500
                                                  --------             --------
Net Cash Flow Effect                              $(43,283)            $    773
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

         During the first six months of 1997, AF Dina loaned $12.0 million to Autobuses to help finance its transit bus leasing program. Most of the funds were used in a sale leaseback program which capitalized transit buses which were largely leased by Autobuses to Transportes y Services Terrestres G S.A. de C.V. ("TSTG"). TSTG is controlled by members of the group consisting of the indirect controlling shareholders of the Company

Note 9 - Related Party Transactions

         The Company provides for allocable management and administrative expenses incurred by Dina. In the first nine months of 1997, the provision for such expenses was $0.75 million, following a reduction in the annual fee estimate for 1997. The amounts due to Dina for such expenses at September 30, 1997 and December 31, 1996 were $1.0 million and $1.0 million, respectively.

         During the first nine months of 1997 and 1996 MCII purchased from Dina, in the ordinary course of business, $2.3 million and $1.7 million, respectively, in goods and services. During the same period, Autobuses purchased from Dina, in the ordinary course of business, $24.2 million and $5.9 million, respectively, in goods and services.

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

COMPARISON OF THIRD QUARTER 1997 TO THIRD QUARTER 1996

         General. Revenues for the quarter ended September 30, 1997 were $135.3 million, an increase of 6% from $127.9 million in 1996. Increased revenues were recorded in all business areas, except MCII's coach manufacturing operations, except MCII's coach manufacturing.

         The overall gross margin for the third quarter of 1997, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 23.4% compared with 25.3% for the third quarter of 1996. Most of the decrease occurred at MCII's replacement parts business, where third quarter 1997 gross profits were unusually low due to a combination of high provisions for obsolescence ($1.1 million) and higher material costs ($0.8 million).

         Operating income was $8.2 million in the third quarter of 1997 compared with $10.8 million in 1996. Decreased earnings were report in all business areas.

         Income from continuing operations was $4.8 million in 1997, compared with $6.2 million in the third quarter of 1996. The decrease was essentially due to lower operating income and higher net interest expense.

         MCII. MCII's revenues for the third quarter of 1997 were $112.3 million, an increase of 3% over $108.7 million in the third quarter of 1996. Coach revenues decreased 2% to $66.8 million from $67.9 million in 1996. New coach sales were 177 units in the third quarter of 1997, compared with 175 units in the third quarter of 1996; however, used coach sales declined by $4.1 million during the third quarter of 1997. Replacement parts' revenues increased 12% to $45.5 million. The increase was due in part to additional sales generated through the acquisition of the assets of the Flxible Corporation, as well as increased sales in both the coach and transit product lines due to increased sales promotion programs.

     Gross margin for the third quarter of 1997 decreased to 21.9%, compared with 25.0% in the same quarter of the prior year. Coach margins decreased slightly ( to 25.8% from 26.7%), while replacement parts margins declined to 16.1% in the third quarter of 1997, compared with 22.1% in the third quarter of 1996. Replacement parts' gross profits were unusually low due to a combination of high provisions for obsolescence ($1.1 million) and higher material costs ($0.8 million).

         Operating income was $5.5 million for the third quarter of 1997, compared with $7.4 million in the third quarter of 1996. Coach's operating income was down $1.5 million due to the flood clean-up problems, while replacement parts' operating income decreased $0.4 million, due to lower gross profits.

         Autobuses. Autobuses' revenues in the third quarter of 1997 were $23.0 million, an increase of 19% from $19.3 million in the same quarter of the prior year. This was caused by an increase in sales in the domestic Mexican market where 1997 sales were 95 units, compared with 4 units in 1996. Sales of Autobuses' Viaggios in the United States were 40 units in 1997, compared with 74 units in 1996.

         Gross margin for the third quarter of 1997 increased to 30.9%, compared with 27.0% in the third quarter of 1996. The size of the increase in Mexican sales more than offset the affect of its less profitable products.

         Operating income was $2.7 million for the third quarter of 1997, compared with $3.3 million in the third quarter of 1996. The reduced third quarter results were due mainly to higher general, selling, and administrative expenses.

         Interest Expense. In the third quarter of 1997, net interest expense increased to $4.8 million from $3.2 million in 1996. The increase reflected higher average debt levels during the 1997 quarter.

         Income Taxes. The Company's effective income tax rates in the third quarter of 1997 and 1996 were 7.4% and 28.3% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill. The decrease in the 1997 third quarter was due to the relatively high increase in earnings in Mexico which are not taxed due to losses in prior years and inflation indexed tax deductions.

COMPARISON OF FIRST NINE MONTHS 1997 TO FIRST NINE MONTHS 1996

         General. Revenues for the nine months ended September 30, 1997 were $495.7 million, an increase of 10% from $451.6 million in 1996. Increased revenues were recorded in all business areas.

         The overall gross margin for the first nine months of 1997, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 23.2% compared with 24.5% for the first nine months of 1996. Most of the decrease occurred at Autobuses where increased sales volume favored less profitable products.

         Operating income was $47.3 million in the first nine months of 1997 compared with $44.5 million in 1996. The increase was primarily attributable to increased sales.

         Income from continuing operations was $21.9 million in 1997, compared with $23.6 million in the first nine months of 1996. The decrease was essentially due to higher net interest expense. Net income was $21.9 million in 1997, compared with $18.6 million in the first nine months of 1996, due to inclusion in 1996 of a $5.0 million, net of tax, additional provision on the disposal of the transit manufacturing line of business in 1996.

         MCII. MCII's revenues for the first nine months of 1997 were $439.1 million, an increase of 8% over $404.9 million in the first nine months of 1996. Coach revenues increased 3% to $292.9 million as new coach sales were 812 units in the first nine months of 1997, compared with 784 units in the first nine months of 1996 as customer demand continued strong, but flood related problems restricted production and deliveries. Replacement parts' revenues increased 22% to $146.1 million. The increase was due in part to additional sales generated through the acquisition of the assets of the Flxible Corporation, as well as increased sales in both the coach and transit product lines due to increased sales promotion programs.

         Gross margin for the first nine months of 1997 increased slightly to 22.4%, compared with 23.2% in the same nine month period of the prior year.

         Operating income was $47.3 million for the first nine months of 1997, compared with $44.5 million in the first nine months of 1996. The improved first nine months results were due to increased sales volume, better control of costs and expenses, and the nonrecurrence of a $1.3 million restructuring charge recorded in the first quarter of 1996. Results were adversely affected by flood related problems and expenses.

         Order backlog for the United States and Canada as of September 30, 1997 was 638 units, which included 64 units for Greyhound Lines Inc.("GLI"), compared with 563 units of which 86 were for GLI at September 30, 1996.

         Autobuses. Autobuses' revenues in the first nine months of 1997 were $56.7 million, an increase of 21% from $46.7 million in the first nine months of the prior year. This was caused by an increase in sales in the domestic Mexican market where 1997 sales were 190 units, compared with 20 units in 1996. Sales of Autobuses' Viaggios in the United States were 120 units in 1997, compared with 173 units in 1996.

         Gross margin for the first nine months of 1997 decreased to 29.5%, compared with 36.4% in the first nine months of 1996. The increase in Mexican sales occurred among less profitable products.

         Operating income was $7.7 million for the first nine months of 1997, compared with $9.6 million in the first nine months of 1996. The decrease in results during first nine months of 1997 was due mainly to an adverse mix in products sold and higher general, selling, and administrative expenses.

         Order backlog for Autobuses as of September 30, 1997 was 275 intercity coaches, which included 203 units for the export market.

         Interest Expense. In the first nine months of 1997, net interest expense increased to $16.2 million from $11.2 million in 1996. The increase reflected higher average debt levels during the 1997 quarter.

         Income Taxes. The Company's effective income tax rates in the first nine months of 1997 and 1996 were 36.3% and 34.5% respectively.

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