Form 10-Q
period 1998-03-31
MCII HOLDINGS USA INC
filed 1998-05-15
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 1998

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          MCII HOLDINGS (USA), INC.
     (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                  UNAUDITED STATEMENT OF CONSOLIDATED INCOME


                                                              Three Months Ended March 31,
(000 omitted)                                                      1998          1997
------------------------------------------------------------------------------------------

Revenues:
     Sales                                                       $ 222,327    $ 173,285
     Finance income                                                  1,225        1,352
                                                                 ---------    ---------
                                                                   223,552      174,637
                                                                 ---------    ---------

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)     174,289      135,928
     Depreciation and amortization                                   5,813        4,899
     Interest expense, finance operations                              677          614
     Research and development expenses                               1,863        1,800
     Selling, general and administrative expenses                   17,639       14,751
                                                                 ---------    ---------
                                                                   200,281      157,992
                                                                 ---------    ---------

Operating Income                                                    23,271       16,645
                                                                 ---------    ---------


Other income and (expense):
     Interest (expense)                                             (4,692)      (4,952)
     Other income                                                     (791)         820
                                                                 ---------    ---------
                                                                    (5,483)      (4,132)
                                                                 ---------    ---------

Income before income taxes                                          17,788       12,513

Income taxes                                                         7,765        4,774
                                                                 ---------    ---------

Net Income                                                       $  10,023    $   7,739
                                                                 =========    =========

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                          CONSOLIDATED BALANCE SHEET


                                                        March 31,     December 31,
(000 omitted)                                             1998          1997
----------------------------------------------------------------------------------
                                                       (Unaudited)
                               ASSETS
Current Assets:
     Cash and cash equivalents                         $  25,646    $  13,997
     Trade and other accounts receivable                 108,074       88,543
     Receivables from affiliates                          47,922       16,293
     Current portion of notes receivable                   6,298        6,625
     Inventories                                         250,711      257,795
     Deferred income taxes                                 9,227       14,430
     Other current assets                                  6,254        7,591
                                                       ---------    ---------
          Total Current Assets                           454,132      405,274
Property, plant, and equipment                           108,943      106,845
Notes receivable                                          44,142       42,465
Investments in affiliates                                 15,648       15,253
Intangible assets                                        225,443      227,367
Other assets                                              20,459       23,469
                                                       ---------    ---------

          Total Assets                                 $ 868,767    $ 820,673
                                                       =========    =========

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                  $  79,851    $  67,580
     Accrued compensation and other benefits              10,295       12,380
     Accrued warranties                                   10,040       10,020
     Accrued income taxes                                  7,720        7,251
     Self insurance reserves                               5,234        5,610
     Net liabilities of discontinued operations            3,518        2,229
     Other current liabilities                            34,664       25,111
     Current portion of long-term debt                    79,715       44,418
                                                       ---------    ---------
          Total Current Liabilities                      231,037      174,599
Long-term debt                                           253,693      268,833
Pensions and other benefits                               14,360       14,037
Other deferred items and self insurance reserves          23,644       24,370
Deferred income taxes                                      6,900        6,916
                                                       ---------    ---------

          Total Liabilities                              529,634      488,755
                                                       ---------    ---------

Commitments and contingent liabilities

Stockholder's Equity:
     Common stock and additional capital                 409,176      411,524
     Accumulated deficit                                 (48,570)     (58,590)
     Unfunded pension loss, net                             (703)        (577)
     Cumulative translation adjustments                  (20,770)     (20,439)
                                                       ---------    ---------

          Total Stockholder's Equity                     339,133      331,918
                                                       ---------    ---------

          Total Liabilities and Stockholder's Equity   $ 868,767    $ 820,673
                                                       =========    =========


                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                 UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS


                                                       Three Months Ended March 31,
(000 omitted)                                                1998         1997
--------------------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
     Net Income                                             $ 10,023    $  7,739
     Adjustments to reconcile net income to net cash
       provided (used) by operations:
          Depreciation and amortization                        5,813       4,899
          Deferred income taxes                                5,192       3,224
          Gain on sale of property and notes receivable           (3)       (290)
          Other noncash items, net                               991      (4,951)
          Change in operating assets and liabilities, net      5,542     (15,137)
                                                            --------    --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              27,558      (4,516)
                                                            --------    --------

Cash Flows Provided (Used) By Investing Activities:
     Capital expenditures                                     (6,506)    (15,475)
     Proceeds from sale of property and investments              603        --
     Investment in notes receivable                          (15,119)    (10,247)
     Collections of notes receivable                          14,594       1,451
     Proceeds from sale of notes receivable                     --         5,429
     Discontinued operations, net changes                      1,289       2,794
                                                            --------    --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (5,139)    (16,048)
                                                            --------    --------

Cash Flows Provided (Used) By Financing Activities:
     Additional long-term borrowings                          20,157      32,615
     Related party receivables/payables                      (30,596)    (14,981)
     Capital contribution                                       --         4,036
                                                            --------    --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (10,439)     21,670
                                                            --------    --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                        (331)     (1,383)
                                                            --------    --------

NET INCREASE (DECREASE) IN CASH                               11,649        (277)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                13,997       9,403
                                                            --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 25,646    $  9,126
                                                            ========    ========

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

               RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




Note 1 - Unaudited Interim Financial Statements

This report updates MCII Holdings (USA), Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, in accordance with the instructions to Form 10-Q. It is presumed that the reader has read the Annual Report on Form 10-K.

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

Note 3 - Revenues, Gross Profit and Operating Income, Supplementary Information


                                                            Three Months Ended
                                                                 March 31,
                                                          1997             1996
Units:
   MCII
      New Coach Sales                                       421              302
      Viaggio(R) 1000(1)                                     20               35

   Autobuses
      Mexican intercity coach sales                          65               61
      Export coach sales (2)                                 29               37

Revenues (000's omitted):
   MCII
      Coach Manufacturing and Support                 $ 151,581        $ 110,438
      Replacement Parts                                  48,722           50,806
                                                      ---------        ---------
                                                        200,303          161,244
   Autobuses                                             23,249           13,393
                                                      ---------        ---------
                                                      $ 223,552        $ 174,637
                                                      =========        =========
Gross Profit (000's omitted):
   MCII
      Coach Manufacturing and Support                 $  35,016        $  23,805
      Replacement Parts                                   9,360            9,476
                                                      ---------        ---------
                                                         44,376           33,281
   Autobuses                                              2,977            4,082
                                                      ---------        ---------
                                                      $  47,353        $  37,363
                                                      =========        =========

Operating Income (000's omitted):
   MCII
      Coach Manufacturing and Support                 $  19,279        $   8,955
      Replacement Parts                                   5,416            4,885
                                                      ---------        ---------
                                                         24,695           13,840
   Autobuses                                             (1,424)           2,805
                                                      ---------        ---------
                                                      $  23,271        $  16,645
                                                      =========        =========

---------------------------------------
         (1) Represents sales of Viaggio(R) 1000 coaches, manufactured by Autobuses and sold by the Company's wholly owned subsidiary, HBSI, to the Company's customers in the U.S. and Canadian markets.
         (2) These figures primarily represent sales of Viaggio(R) 1000 coaches to the U.S.

Note 4 - Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements (although for interim financial reporting footnote disclosure of comprehensive income is acceptable). Comprehensive income includes net income and all other nonowner changes in equity that are not reported in net income.

         The Company adopted SFAS No. 130 in 1998. For the quarters ended March 31, 1998 and 1997, the Company's comprehensive income included net income, foreign currency translation losses, and minimum pension liability adjustments. The foreign currency translation losses totaled $331,000 and $1,467,000 for the quarters ended March 31, 1998 and 1997, respectively. The minimum pension liability losses totaled $126,000 and zero for the quarters ended March 31, 1998 and 1997, respectively. Therefore, total comprehensive income was $9,566,000 for the quarter ended March 31, 1998, compared with $6,272,000 for the same quarter of 1997.


Note 5 - Inventories

         Inventories consisted of the following:

                                                  March 31,         December 31,
                                                    1998               1997
                                                          (000 omitted)

Raw material                                     $  48,596            $  48,938
Work in process                                     50,721               61,230
Finished goods                                     175,509              170,879
                                                 ---------            ---------
                                                   274,826              281,047
Inventory reserves                                 (24,115)             (23,252)
                                                 ---------            ---------
                                                 $ 250,711            $ 257,795
                                                 =========            =========


Note 6 - Debt

         Debt consisted of the following:

                                                       March 31,    December 31,
                                                         1998          1997
                                                             (000 omitted)

Term notes payable                                   $ 125,000        $ 125,000
United States bank credit facility                     139,000          135,000
Canadian bank credit facility                           14,322           12,033
Bancomext export loan facility                          18,975            6,496
Pre-export notes                                        34,376           34,203
Notes payable                                            1,735              519
                                                     ---------        ---------
                                                       333,408          313,251
Less current portion                                   (79,715)         (44,418)
                                                     ---------        ---------
                                                     $ 253,693        $ 268,833
                                                     =========        =========


Note 7 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:

                                                            Three months ended
                                                          March 31,    March 31,
                                                           1998          1997
                                                           ----          ----
                                                               (000 omitted)
Decrease (Increase) in Operating Assets:
  Receivables                                            $(19,883)     $(32,267)
  Inventories                                               6,508         1,270
  Other operating assets                                      (50)       (7,830)
                                                         --------      --------
                                                          (13,425)      (38,827)
                                                         --------      --------
Increase (Decrease) in Operating Liabilities:
  Accounts payable                                         12,271        18,045
  Accrued income taxes                                        533        (2,505)
  Other operating liabilities                               6,163         8,150
                                                         --------      --------
                                                           18,967        23,690
                                                         --------      --------
Net Cash Flow Effect                                     $  5,542      $(15,137)
                                                         ========      ========




Note 8 - Related Party Transactions

         The Company provides for allocable management and administrative expenses incurred by Dina. In the first quarter of 1998 and 1997, the provision for such expenses was $250,000 and $500,000, respectively. The amounts accrued for such expenses were paid at March 31, 1998 and December 31, 1997.

         During the first quarters of 1998 and 1997 MCII purchased from Dina, in the ordinary course of business, $2,789,000 and $1,735,000, respectively, in goods and services. During the same period, Autobuses purchased from Dina, in the ordinary course of business, $4,900,000 and $3,400,000, respectively, in goods and services.

Note 9 - Commitments and Contingent Liabilities

         The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income related to transactions with a U.S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return. A notice of objection has been filed by the Company for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $25,000,000 plus interest of approximately $45,000,000 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada as these years are still open for U.S. federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability was $70,000,000, then approximately $48,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.


Note 10 - New Accounting Pronouncements

         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", requires that all start-up related costs, including organizational costs be expensed as incurred and all previous capitalized costs be written off. SOP 98-5 becomes effective for the Company in 1999, however, the adoption of SOP 98-5 will not have a material impact on the Company, as it is consistent with the Company's existing accounting policy.

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


COMPARISON OF FIRST QUARTER 1998 TO FIRST QUARTER 1997

         General. Revenues for the quarter ended March 31, 1998 were $223.6 million, an increase of 28% from $174.6 million in 1997. Increased revenues were recorded in all business areas, except replacement parts.

         The overall gross margin for the first quarter of 1998, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 21.2% compared with 21.4% for the first quarter of 1997. Most of the decrease occurred at Autobuses where 25% of total sales occurred in transit buses, which normally have a lower profit margin than do intercity coaches.

         Operating income was $23.3 million in the first quarter of 1998 compared with $16.6 million in 1996. The increase was primarily attributable to increased revenues at MCII's coach manufacture operations and MCII's lower overall selling, general, and administrative expenses.

         Net income was $10.0 million in 1998, compared with $7.7 million in the first quarter of 1997. This was essentially due to increased operating income.

         MCII. MCII's revenues for the first quarter of 1998 were $200.3 million, an increase of 24% over $161.2 million in the first quarter of 1997. Coach revenues increased 37% to $151.6 million as new coach sales were 421 units in the first quarter of 1998, compared with 302 units in the first quarter of 1997 with customer demand continuing to be strong. Replacement parts' revenues decreased 4% to $48.7 million due to decreased demand from municipal transit bus operators.

         Gross margin for the first quarter of 1998 increased to 22.2%, compared with 20.6% in the same quarter of the prior year. Coach margins increased to 23.1%, compared with 21.6% last year and replacement parts margins increased to 19.2%, compared with 18.7%.

         Operating income was $24.7 million for the first quarter of 1998, compared with $13.8 million in the first quarter of 1997. The improved first quarter results were due to increased sales volume and better control of costs and expenses.

         Order backlog for the United States and Canada as of March 31, 1998 was 570 units, compared with 632 units at March 31, 1997.

         Autobuses. Autobuses' revenues in the first quarter of 1998 were $23.2 million, an increase of $9.8 million, or 74%, from $13.4 million in the same quarter of the prior year. This was caused by an increase in sales in the domestic Mexican market where 1998 sales included 209 Citus transit buses with revenues of $6.0 million while 1997 sales contained no sales of this model. Current quarter sales also included 65 intercity coach sales in Mexico, compared with 61 units in 1997. Sales of Autobuses' Viaggios in the United States were 20 units in 1998, compared with 35 units in 1997.

         Gross margin for the first quarter of 1998 decreased to 12.8%, compared with 30.5% in the first quarter of 1997. The increase in Mexican sales occurred largely among less profitable products.

         There was an operating loss of $1.4 million for the first quarter of 1998, compared with operating income of $2.8 million in the first quarter of 1997. The first quarter 1998 results were due mainly to increased selling, general, and administrative expenses that reached $4.1 million in the first quarter of 1998, compared with $1.2 million in the first quarter of 1997.

         At March 31, 1998, Autobuses' backlog of intercity coaches was 642, of which 412 were for the domestic Mexican market and 230 were for the export market. At March 31, 1997, Autobuses' backlog of intercity coaches was 618, of which 278 were for the domestic Mexican market and 340 were for the export market.

         Interest Expense. In the first quarter of 1998, net interest expense was $4.7 million, compared with $5.0 million in 1997.

         Income Taxes. The Company's effective income tax rates in the first quarter of 1998 and 1997 were 43.7% and 38.2% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill. The increased effective tax rate in 1998 was primarily due to lower earnings in Mexico.

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


                             MCII HOLDINGS (USA), INC.
                             (Registrant)


May 15, 1998           By    /s/  Gullermo Kareh
                             ---------------------------
                             Gullermo Kareh
                             Executive Vice President, Chief Financial Officer,
                             General Counsel, and Secretary
                             (Principal Financial Officer
                             and Authorized Officer)