Form 10-Q
period 1998-06-30
MCII HOLDINGS USA INC
filed 1998-08-19
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the quarterly period ended JUNE 30, 1998

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

                                     INDEX

                           MCII HOLDINGS (USA), INC.



                                                          PAGE
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements                        1

Item 2.         Management's Narrative Analysis
                of the Results of Operations                9

Item 3.         Quantitative and Qualitative
                Disclosures About Market Risk             Omitted


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                          13

Item 2.         Changes in Securities                     Omitted

Item 3.         Defaults Upon Senior Securities           Omitted

Item 4.         Submission of Matters to a Vote
                of Security Holders                       Omitted

Item 5.         Other Information                         None

Item 6.         Exhibits and Reports on Form 8-K           13

                Signatures                                 14



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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                   UNAUDITED STATEMENT OF CONSOLIDATED INCOME


                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                            ---------------------------      ---------------------------
(000 omitted)                                                     1998            1997            1998            1997
------------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                        $259,383       $ 184,566        $481,710       $ 357,851
  Finance income                                                  1,816           1,224           3,041           2,576
                                                              ----------     -----------      ----------     -----------
                                                                261,199         185,790         484,751         360,427
                                                              ----------     -----------      ----------     -----------
Operating costs and expenses:
  Cost of sales (exclusive of items shown separately below)     210,680         138,461         384,969         274,389
  Depreciation and amortization                                   6,096           5,424          11,909          10,323
  Interest expense, finance operations                              733             637           1,410           1,251
  Research and development expenses                               3,376           1,695           5,239           3,495
  Selling, general and administrative expenses                   23,683          17,072          41,322          31,823
                                                              ----------     ------------     ----------     -----------
                                                                244,568         163,289         444,849         321,281
                                                              ----------     ------------     ----------     -----------
Operating Income                                                 16,631          22,501          39,902          39,146
                                                              ----------     ------------     ----------     -----------

Other income and (expense):
  Interest (expense)                                             (3,748)         (6,391)         (8,440)        (11,343)
  Other income                                                      453             681            (338)          1,501
                                                             -----------     ------------     ----------     -----------
                                                                 (3,295)         (5,710)         (8,778)         (9,842)
                                                             -----------     ------------     ----------     -----------
Income before income taxes                                       13,336          16,791          31,124          29,304

Income taxes                                                      7,632           7,362          15,397          12,136
                                                             -----------     -----------      ----------     -----------
Net Income                                                     $  5,704       $   9,429        $ 15,727       $  17,168
                                                             ===========     ===========      ==========     ===========


                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                           CONSOLIDATED BALANCE SHEET



                                                               June 30,     December 31,
(000 omitted)                                                    1998           1997
--------------------------------------------------------------------------------------------
                                                              (Unaudited)
                         ASSETS
Current Assets:
  Cash and cash equivalents                                 $   26,940       $   13,997
  Trade and other accounts receivable                          134,904           88,543
  Receivables from affiliates                                   93,058           16,293
  Current portion of notes receivable                            6,132            6,625
  Inventories                                                  222,872          257,795
  Deferred income taxes                                          9,862           14,430
  Other current assets                                           7,829            7,591
                                                            ------------     ------------
     Total Current Assets                                      501,597          405,274
Property, plant, and equipment                                 106,737          106,845
Notes receivable                                                44,545           42,465
Investments in affiliates                                       20,145           15,253
Intangible assets                                              221,498          227,367
Other assets                                                    13,521           23,469
                                                            ------------     ------------
     Total Assets                                           $  908,043       $  820,673
                                                            ============     ============


          LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                          $   86,408       $   67,580
  Accrued compensation and other benefits                       11,837           12,380
  Accrued warranties                                            11,241           10,020
  Accrued income taxes                                           9,350            7,251
  Self insurance reserves                                        5,665            5,610
  Net liabilities of discontinued operations                     3,375            2,229
  Other current liabilities                                     37,778           25,111
  Current portion of long-term debt                             66,495           44,418
                                                            ------------     ------------
     Total Current Liabilities                                 232,149          174,599
Long-term debt                                                 252,501          268,833
Pensions and other benefits                                     14,610           14,037
Other deferred items and self insurance reserves                22,079           24,370
Deferred income taxes                                            6,686            6,916
                                                            ------------     ------------
     Total Liabilities                                         528,025          488,755
                                                            ------------     ------------
Commitments and contingent liabilities

Stockholder's Equity:
  Common stock and additional capital                          444,996          411,524
  Accumulated deficit                                          (40,692)         (58,590)
  Unfunded pension loss, net                                      (703)            (577)
  Cumulative translation adjustments                           (23,583)         (20,439)
                                                            ------------     ------------
     Total Stockholder's Equity                                380,018          331,918
                                                            ------------     ------------
     Total Liabilities and Stockholder's Equity             $  908,043       $  820,673
                                                            ============     ============

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                             UNAUDITED STATEMENT OF
                            CONSOLIDATED CASH FLOWS



                                                                   Six Months Ended June 30,
                                                                  ---------------------------
(000 omitted)                                                       1998              1997
---------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
  Net Income                                                      $ 15,727        $  17,168
  Adjustments to reconcile net income to net cash
    provided (used) by operations:
     Depreciation and amortization                                  11,909           10,323
     Deferred income taxes                                           3,410            7,903
     Guaranteed residual sales                                         (20)               -
     Gain on sale of property and notes receivable                      (3)            (386)
     Gain (loss) on equity investment                                 (139)               -
     Other noncash items, net                                       (6,584)          (4,680)
  Change in operating assets and liabilities                        20,619          (34,554)
                                                                 -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    44,919           (4,226)
                                                                 -----------      -----------
Cash Flows Provided (Used) By Investing Activities:
  Capital expenditures                                              (7,838)         (14,015)
  Change in notes receivable                                         1,587          (16,895)
  Proceeds from sale of notes receivable                                 -            2,518
  Proceeds from sale of property and investments                       603
  Investment in unconsolidated affiliate                            (4,750)               -
  Discontinued operations, net changes                               1,146            2,832
                                                                 -----------      -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (9,252)         (25,560)
                                                                 -----------      -----------
Cash Flows Provided (Used) By Financing Activities:
  Net change in bank credit facilities                               5,819           74,726
  Payment of long-term borrowings                                      (74)            (148)
  Net receivable from affiliates                                   (28,469)         (14,079)
  Dividends paid to parent company                                       -           (1,963)
                                                                 -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (22,724)          58,536
                                                                 -----------      -----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                 -           (1,018)
                                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH                                     12,943           27,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      13,997            9,403
                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  26,940        $  37,135
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

Note 3 - Revenues, Gross Profit and Operating Income, Supplementary Information



                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       --------------------  -------------------
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  --------
Units:
 MCII
   New Coach Sales                           478       309         899       635
   Viaggio(R) 1000(1)                         48        45          68        80
   Used Coaches                              252       142         403       270
Autobuses
   Mexican intercity coach sales              98        74         163        82
   Mexican transit buses                       -         3         209         3
   Export coach sales (2)                     27        55          56        92

Revenues (000's omitted):
 MCII
   Coach Manufacturing and Support     $ 185,704  $115,655   $ 337,285  $226,093
   Replacement Parts                      48,203    49,860      96,925   100,666
                                       ---------  ---------  ---------  --------
                                         233,907   165,515     434,210   326,759
 Autobuses                                27,292    20,275      50,541    33,668
                                       ---------  ---------  ---------  --------
                                       $ 261,199  $185,790   $ 484,751  $360,427
                                       =========  =========  =========  ========
Gross Profit (000's omitted)(3):
 MCII
   Coach Manufacturing and Support     $  39,447  $ 29,561   $  74,463  $ 53,366
   Replacement Parts                       6,329    10,885      15,689    20,361
                                       ---------  ---------  ---------  --------
                                          45,776    40,446      90,152    73,727
 Autobuses                                 4,010     6,246       8,220    11,060
                                       ---------  ---------  ---------  --------
                                       $  49,786  $ 46,692   $  98,372  $ 84,787
                                       =========  =========  =========  ========

Operating Income (000's omitted):
 MCII
   Coach Manufacturing and Support     $  20,735  $ 13,313   $  40,014  $ 22,268
   Replacement Parts                       2,080     7,004       7,496    11,889
                                       ---------  ---------  ---------  --------
                                          22,815    20,317      47,510    34,157
 Autobuses                                (6,184)    2,184      (7,608)    4,989
                                       ---------  ---------  ---------  --------
                                       $  16,631  $ 22,501   $  39,902  $ 39,146
                                       =========  =========  =========  ========


      (1) Represents sales of Viaggio(R) 1000 coaches, manufactured by Autobuses and sold by the Company's wholly owned subsidiary, HBSI, to the Company's customers in the U.S. and Canadian markets.

      (2) These figures primarily represent sales of Viaggio(R) 1000 coaches to the U.S.

      (3) Revenues less cost of sales (exclusive of depreciation and amortization).

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

     The Company adopted SFAS No. 130 in 1998. For the six-month periods ended June 30, 1998 and 1997, the Company's comprehensive income included net income, foreign currency translation losses, and minimum pension liability adjustments. The foreign currency translation losses totaled $3,144,000 and $1,102,000 for the six months ended June 30, 1998 and 1997, respectively. The minimum pension liability losses totaled $126,000 and zero for the six months ended June 30, 1998 and 1997, respectively. Therefore, total comprehensive income was $12,457,000 for the six months ended June 30, 1998, compared with $16,066,000 for the same period of 1997.


Note 5 - Inventories

     Inventories consisted of the following:


                                            June 30,    December 31,
                                              1998          1997
                                           -----------  ------------
                                                 (000 omitted)
     Raw material                            $  38,387     $  48,938
     Work in process                            36,670        61,230
     Finished goods                            172,652       170,879
                                           -----------  ------------
                                               247,709       281,047
     Inventory reserves                        (24,837)      (23,252)
                                           -----------  ------------
                                             $ 222,872     $ 257,795
                                           ===========  ============


Note 6 - Debt

     Debt consisted of the following:


                                             June 30,   December 31,
                                               1998         1997
                                             ---------  ------------
                                                  (000 omitted)
     Term notes payable                      $ 125,000     $ 125,000
     United States bank credit facility        143,000       135,000
     Canadian bank credit facility               9,204        12,033
     Bancomext export loan facility              6,036         6,496
     Pre-export notes                           34,551        34,203
     Notes payable                               1,205           519
                                             ---------     ---------
                                               318,996       313,251
     Less current portion                      (66,495)      (44,418)
                                             ---------     ---------
                                             $ 252,501     $ 268,833
                                             =========     =========

Note 7 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:


                                                           Six months ended
                                                        ----------------------
                                                         June 30,    June 30,
                                                           1998        1997
                                                        ----------  ----------
                                                             (000 omitted)
         Decrease (Increase) in Operating Assets:
           Receivables                                  $  (46,442) $  (26,949)
           Inventories                                      35,197     (27,313)
           Other operating assets                              449     (6,599)
                                                        ----------  ----------
                                                           (10,796)    (60,861)
                                                        ----------  ----------
         Increase (Decrease) in Operating Liabilities:
           Accounts payable                                 18,828      16,057
           Accrued income taxes                              2,099      (1,375)
           Other operating liabilities                      10,488      11,625
                                                        ----------  ----------
                                                            31,415      26,307
                                                        ----------  ----------
         Net Cash Flow Effect                           $   20,619  $  (34,554)
                                                        ==========  ==========



Note 8 - Related Party Transactions

         MCII provides for allocable management and administrative expenses incurred by Dina. In the first six months of 1998 and 1997, the provision for such expenses was $500,000 and $1,500,000, respectively.

         During the first six months of 1998 and 1997 MCII purchased components and accrued for management fees from Dina, in the ordinary course of business of $6,300,000 and $6,200,000, respectively. During the same period, Autobuses accrued for royalty, interest, and other service charges and purchased components from Dina, in the ordinary course of business of $13,800,000 and $17,600,000, respectively, in goods and services. This includes a royalty to Dina which is accrued on sales as a selling expense. In the first six months of 1998 and 1997 this royalty was $7,245,000 and $2,148,000, respectively. In the first six months of 1998 interest income was $5,400,000, compared with interest expense of $1,100,000 in 1997.

         At June 30, 1998, the Company had net receivables from affiliates of $93,058,000, compared with $16,293,000 at December 31, 1997. During the second quarter of 1998, there was a conversion of related party payables of $37,499,000 into equity. This conversion was a non-cash transaction.

         Also during the second quarter of 1998, the Company added $4,750,000 to its investment in a subsidiary nonconsolidated affiliate.

Note 9  - Commitments and Contingent Liabilities

          The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income related to transactions with a U.S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return. A notice of objection has been filed by the Company for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $24,000,000 plus interest of approximately $46,000,000 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada as these years are still open for U.S. federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability were $70,000,000, then approximately $45,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

          The Company has filed insurance claims for business interruption and extra expense totaling approximately $15,000,000 related to flooding which occurred in 1997. No revenue is recognized in relation to these claims until payments are received. The Company received payments of $500,000 in the third quarter of 1997 and $500,000 in the second quarter of 1998 against these claims.

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


COMPARISON OF SECOND QUARTER 1998 TO SECOND QUARTER 1997

         General. Revenues for the quarter ended June 30, 1998 were $261.2 million, an increase of 41% from $185.8 million in 1997. MCII's coach sales were up 61% and Autobuses' sales increased 35%.

         The overall gross margin for the second quarter of 1998, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 19.1% compared with 25.1% for the second quarter of 1997. Gross margin as a percentage of sales decreased in all operating areas. However, total gross margin of $49.8 million was recorded in 1998, compare with $46.7 million in 1997. The increase in dollar amount was due to increased sales volume at MCII coach.

         Operating income was $16.6 million in the second quarter of 1998 compared with $22.5 million in 1997. Although MCII coach income increased $7.4 million, this was more than offset by decreases of $8.4 million at Autobuses (largely due to higher royalty expenses to Dina) and $4.9 million at replacement parts (mainly due to higher operating costs).

         Net income was $5.7 million in the second quarter of 1998, compared with $9.4 million in the second quarter of 1997. This was essentially due to lower operating income.

         MCII. MCII's revenues for the second quarter of 1998 were $233.9 million, an increase of 41% over $165.5 million in the second quarter of 1997. Coach revenues increased 61% to $185.7 million as new coach sales were 478 units in the second quarter of 1998, compared with 309 units in the second quarter of 1997 which was restricted by flooding conditions along the Red River. Replacement parts' revenues decreased 3% to $48.2 million due to lower demand from transit customers, who have been retiring older units from service.

         Gross margin for the second quarter of 1998 decreased to 19.6%, compared with 24.4% in the same quarter of the prior year. Coach margins decreased to 21.2%, compared with 25.6% last year due to a higher proportion of line-haul fleet sales and more aggressive used coach pricing. However, coach gross margin in dollar terms increased to $39.4 million in 1998, compared with $29.6 million in 1997 due to higher sales volume. Replacement parts margins decreased to 13.1%, compared with 21.8% in 1997 due to higher operating expenses.

         Operating income was $22.8 million for the second quarter of 1998,
compared with $20.3 million in the second quarter of 1997.   The improved second
quarter results were due to increased coach sales volume.

         Autobuses. Autobuses' revenues in the second quarter of 1998 were $27.3 million, an increase of $7.0 million, or 35%, from $20.3 million in the same quarter of the prior year. This was caused by an increased unit sales in
Mexico and an improved mix of higher priced products.   Sales of Autobuses'
Viaggios in the United States were 48 units in 1998, compared with 45 units in 1997.

         Gross margin for the second quarter of 1998 decreased to 14.7%, compared with 30.8% in the second quarter of 1997, due to higher manufacturing costs.

         There was an operating loss of $6.2 million for the second quarter of 1998, compared with operating income of $2.2 million in the second quarter of 1997. The second quarter 1998 decrease was due mainly to increased royalty expenses to Dina and higher research and development expenses.

         Interest Expense. In the second quarter of 1998, net interest expense was $3.7 million, compared with $6.4 million in 1997. Autobuses had interest income in 1998, principally from Dina, of $1.6 million, compared to interest expense in 1997, principally to Dina, of $2.1 million.

         Income Taxes. The Company's effective income tax rates in the second quarter of 1998 and 1997 were 57.2% and 43.8% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill in the United States and Canada. The increased effective tax rate in 1998 was primarily due to losses in Mexico that are not tax benefited.

COMPARISON OF FIRST HALF 1998 TO FIRST HALF 1997

         General. Revenues for the six months ended June 30, 1998 were $484.8 million, an increase of 34% from $360.4 million in 1997. MCII's coach sales increased 49% and Autobuses' sales increased 50%.

         The overall gross margin for the first half of 1998, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 20.3% compared with 23.5% for the first half of 1997. Gross margin as a percentage of sales decreased in each business area, but were most pronounced for Autobuses. Gross margin in dollar terms was $98.4 million in the first six months of 1998, compared with $84.8 million in 1997. The dollar increase was due to high MCII coach sales.

         Operating income was $39.9 million in the first half of 1998 compared with $39.1 million in 1997. The increase was primarily attributable to MCII coaches, where operating income increased by $17.7 million. This increase was partially offset by decreases of $12.6 million at Autobuses and $4.4 million at replacement parts.

         Net income was $15.7 million in 1998, compared with $17.2 million in the first half of 1997. Increases in pretax income ($1.8 million) were more than offset by increases in income taxes ($3.3 million).

         MCII. MCII's revenues for the first half of 1998 were $434.2 million, an increase of 33% over $326.8 million in the first half of 1997. Coach revenues increased 49% to $337.3 million as new coach sales were 899 units in the first half of 1998, compared with 635 units in the first half of 1997 with customer demand continuing to be strong and 1998 being free of the flood related problems that occurred in 1997. Replacement parts revenues decreased 4% to $96.9 million due to decreased demand from municipal transit bus operators.

         Gross margin for the first half of 1998 decreased to 20.8%, compared with 22.6% in the first half of the prior year. Coach margins decreased to 22.1%, compared with 23.6% last year due to a higher proportion of line-haul fleet sales and more aggressive used coach pricing. Coach gross margins of $74.5 million in 1998, compared with $53.4 million in 1997. The dollar amount increase was due to higher sales volume. Replacement parts margins decreased to 16.2%, compared with 20.2% due to higher operating costs.

         Operating income was $47.5 million for the first half of 1998, compared
with $34.2 million in the first half of 1997.   The improved first half results
were due to increased coach sales volume.

         Order backlog for the United States and Canada as of June 30, 1998 was 733 units, compared with 642 units at June 30, 1997.

         Autobuses. Autobuses' revenues in the first half of 1998 were $50.5 million, an increase of $16.9 million, or 50%, from $33.7 million in the first half of the prior year. This was caused by increased sales in Mexico where intercity coach volume reached 163 units, compared with 82 units in 1997, and transit bus sales were 209 units, compared with 3 units in 1997. Sales of Autobuses' Viaggios in the United States were 68 units in 1998, compared with 80 units in 1997.

         Gross margin for the first half of 1998 decreased to 16.3%, compared with 32.9% in the first half of 1997. The large shift of product mix toward transit buses had an adverse affect on gross margins and manufacturing costs were higher.

         There was an operating loss of $7.6 million for the first half of 1998, compared with operating income of $5.0 million in the first half of 1997. The first half 1998 results were due mainly to a less profitable mix of products sold, higher royalty expenses to Dina ($5.1 million), and increased research and development expenses ($1.5 million).

         At June 30, 1998, Autobuses' backlog of intercity coaches was 311, of which 147 were for the domestic Mexican market and 164 were for the export market. At June 30, 1997, Autobuses' backlog of intercity coaches was 483, of which 198 were for the domestic Mexican market and 285 were for the export market.

         Interest Expense. In the first half of 1998, net interest expense was $8.4 million, compared with $11.3 million in 1997. . Autobuses had interest income in 1998, principally from Dina, of $2.0 million, compared to interest expense in 1997, principally to Dina, of $3.1 million.

         Income Taxes. The Company's effective income tax rates in the first half of 1998 and 1997 were 49.5% and 41.4% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill in the United States and Canada. The increased effective tax rate in 1998 was primarily due to losses in Mexico that are not tax benefited.


FINANCIAL CONDITION

Cash Flow Analysis

         Cash provided by operating activities in the first six months of 1998 was $44.9 million, compared with cash used by operating activities in 1997 of $4.2 million. Working capital requirements were favorable in 1998 as increases in accounts receivable (due to higher sales) were more than offset by a vigorous inventory reduction program, higher accounts payable (due to higher operating levels), and increased other operating liabilities (related to a deposit of $10.2 million form New York City Transit Authority on 180 coaches to be delivered in the second half of the year).

         Cash used for investing activities in 1998 ($9.3 million) was down from 1997 ($25.6 million) due to a net reduction in notes receivable in 1998 ($1.6 million), compared with a substantial increase in 1997 ($16.9 million).

         During the first six months of 1998, borrowings under credit facilities increased $5.8 million, compared with increases of $74.7 million in 1997. The reduced usage was due to improved working capital management.

Debt

         The Company's long-term debt (including current portion) at June 30, 1998 was $319.0 million, an increase of $5.8 million from $313.2 million at the end of 1997. This included a current portion of $66.5 million, which has increased by $22.1 million since the end of 1997.

Fourth Quarter 1998 Cash Requirements

         During the fourth quarter of 1998 the Company is anticipating significant cash outflows related primarily to the November principal and interest payment of term notes payable ($31 million) and the December principal payment for the pre-export notes ($13 million). The Company, along with Dina, is evaluating various opportunities to increase its liquidity to meet these cash outflows including, but not limited to, factoring account receivable, inventory reduction programs, sales of non-core business assets, delaying expenditures, and restructuring the Company's existing credit facilities. The Company believes that it has adequate means to sufficiently meet its cash flow requirements for the remainder of the year and the longer term.


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

PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

         In April and May 1997, certain subsidiaries of the Company suffered business interruption and other losses as a result of severe flooding that occurred in the Pembina, North Dakota, and Winnipeg, Manitoba, Canada area. MCI-U.S., MCI-Canada, and HBSI have submitted insurance claims totaling approximately US$15 million.

         In December 1997, Royal Insurance Company of Canada ("Royal") filed suit in the Ontario Court of Justice in Toronto, Ontario, Canada, under docket number 97-CV-136219, naming MCII, MCI-Canada, and Frank Fair Industries Limited as defendants ("Canadian Suit"). The Canadian Suit seeks a declaration that Royal has no liability under its insurance policy for any of the flood losses sustained by the aforementioned subsidiaries of the Company. Royal contends that its policy does not provide coverage because the flooding occurred at a location or locations that are not within the scope of the business interruption and extra expense coverages under the policy. The Company's subsidiaries deny that Royal's interpretation of the policy is correct, and they are in the process of filing their statement of defense and counterclaim against Royal in the Canadian Suit.

         In June of 1998, MCI-U.S., MCI-Canada, MCII, and HBSI ("MCI Claimants") filed suit in the District Court of Pembina County, Northeast Judicial District, State of North Dakota, under docket number 98-C-86, naming Commonwealth Insurance Company, Allianz Underwriters Insurance Company, National Surety Corporation, and Royal Insurance Company of Canada as defendants ("North Dakota Suit"). The North Dakota Suit seeks a declaration that the defendant insurance carriers are liable to the MCI Claimants for the business interruption and extra expense losses incurred as a result of the flooding, and that the defendants have breached their respective policies by not having paid the full amount of the MCI Claimants' claims. The defendants have not yet filed a responsive pleading to the North Dakota Suit.

         Notwithstanding the pendency of the Canadian Suit and the North Dakota Suit, the involved insurance carriers are continuing to investigate the MCI Claimants' claims under the applicable policies and the parties are engaging in discussions in an effort to settle the claims. To date, Commonwealth Insurance Company and Allianz Underwriters Insurance Company have each made partial payments of $500,000 to the MCI Claimants, which payments are to be applied against the amounts finally determined to be due the MCI Claimants under the policies issued by those two carriers.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 None


         (b) Reports on Form 8-K

                 None

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MCII HOLDINGS (USA), INC.
                                       (Registrant)



August 19, 1998                   By   /s/ Michael Graham
                                       ------------------------
                                       Michael Graham
                                       Chief Accounting Officer