Form 10-Q/A
period 1998-03-31
MCII HOLDINGS USA INC
filed 1998-11-19
CIK 1019534

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

              UNAUDITED RESTATED STATEMENT OF CONSOLIDATED INCOME

                                                                 Three Months Ended March 31,
                                                                ------------------------------
(000 omitted)                                                        1998              1997
----------------------------------------------------------------------------------------------
Revenues:
     Sales                                                       $ 222,327           $ 173,285
     Finance income                                                  1,225               1,352
                                                                 ---------           ---------
                                                                   223,552             174,637
                                                                 ---------           ---------

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)     174,289             135,928
     Depreciation and amortization                                   5,813               4,899
     Interest expense, finance operations                              677                 614
     Research and development expenses                               1,863               1,800
     Selling, general and administrative expenses                   17,639              14,751
                                                                 ---------           ---------
                                                                   200,281             157,992
                                                                 ---------           ---------

Operating Income                                                    23,271              16,645
                                                                 ---------           ---------


Other income and (expense):
     Interest (expense)                                             (4,692)             (4,952)
     Other income                                                    2,158                 820
                                                                 ---------           ---------
                                                                    (2,534)             (4,132)
                                                                 ---------           ---------

Income before income taxes                                          20,737              12,513

Income taxes                                                         7,765               4,774
                                                                 ---------           ---------

Net Income                                                       $  12,972           $   7,739
                                                                 =========           =========


                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                           CONSOLIDATED BALANCE SHEET



                                                             March 31,   December 31,
(000 omitted)                                                  1998         1997
-------------------------------------------------------------------------------------
                            ASSETS                          (Unaudited
                                                             Restated)

  Current Assets:
      Cash and cash equivalents                             $  25,646      $  13,997
      Trade and other accounts receivable                     108,074         88,543
      Receivables from affiliates                              50,871         16,293
      Current portion of notes receivable                       6,298          6,625
      Inventories                                             250,711        257,795
      Deferred income taxes                                     9,227         14,430
      Other current assets                                      6,254          7,591
                                                            ---------      ---------
           Total Current Assets                               457,081        405,274
  Property, plant and equipment                               108,943        106,845
  Notes receivable                                             44,142         42,465
  Investments in affiliates                                    15,648         15,253
  Intangible assets                                           225,443        227,367
  Other assets                                                 20,459         23,469
                                                            ---------      ---------

           Total Assets                                     $ 871,716      $ 820,673
                                                            =========      =========

      LIABILITIES AND STOCKHOLDER'S EQUITY


   Current Liabilities:
      Accounts payable                                      $  79,851      $  67,580
      Accrued compensation and other benefits                  10,295         12,380
      Accrued warranties                                       10,040         10,020
      Accrued income taxes                                      7,720          7,251
      Self insurance reserves                                   5,234          5,610
      Net liabilities of discontinued operations                3,518          2,229
      Other current liabilities                                34,664         25,111
      Current portion of long-term debt                        79,715         44,418
                                                            ---------      ---------
           Total Current Liabilities                          231,037        174,599
   Long-term debt                                             253,693        268,833
   Pensions and other benefits                                 14,360         14,037
   Other deferred items and self insurance reserves            23,644         24,370
   Deferred income taxes                                        6,900          6,916
                                                            ---------      ---------
           Total Liabilities                                  529,634        488,755
                                                            ---------      ---------

   Commitments and contingent liabilities

   Stockholder's Equity:
      Common stock and additional capital                     409,176        411,524
      Accumulated deficit                                     (45,621)       (58,590)
      Unfunded pension loss, net                                 (703)          (577)
      Cumulative translation adjustments                      (20,770)       (20,439)
                                                            ---------      ---------

           Total Stockholder's Equity                         342,082        331,918
                                                            ---------      ---------
           Total Liabilities and Stockholder's Equity       $ 871,716      $ 820,673
                                                            =========      =========


                           MCII HOLDINGS (USA), INC.
      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

            UNAUDITED RESTATED STATEMENT OF CONSOLIDATED CASH FLOWS


                                                          Three Months Ended March 31,
                                                          ----------------------------
(000 omitted)                                                 1998              1997
--------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
     Net Income                                             $ 12,972         $  7,739
     Adjustments to reconcile net income to net cash
       provided (used) by operations:
          Depreciation and amortization                        5,813            4,899
          Deferred income taxes                                5,192            3,224
          Gain on sale of property and notes receivable           (3)            (290)
          Other noncash items, net                               991           (4,951)
          Change in operating assets and liabilities, net      5,542          (15,137)
                                                            --------         --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              30,507           (4,516)
                                                            --------         --------

Cash Flows Provided (Used) By Investing Activities:
     Capital expenditures                                     (6,506)         (15,475)
     Proceeds from sale of property and investments              603               --
     Investment in notes receivable                          (15,119)         (10,247)
     Collections of notes receivable                          14,594            1,451
     Proceeds from sale of notes receivable                       --            5,429
     Investment in other companies                                --               --
     Discontinued operations, net changes                      1,289            2,794
                                                            --------         --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (5,139)         (16,048)
                                                            --------         --------

Cash Flows Provided (Used) By Financing Activities:
     Additional long-term borrowings                          20,157           32,615
     Related party receivables/payables                      (33,545)         (14,981)
     Capital contribution                                         --            4,036
                                                            --------         --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (13,388)          21,670
                                                            --------         --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                        (331)          (1,383)
                                                            --------         --------

NET INCREASE (DECREASE) IN CASH                               11,649             (277)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                13,997            9,403
                                                            --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 25,646         $  9,126
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

Note 3 - Restated Financial Statements

During the Company's review of its third quarter financial statements, the Company identified errors in the calculation of foreign exchange gains (losses) resulting from converting the financial statements of Autobuses to U.S. generally accepted accounting principles in its first and second quarter reports. The Company is restating its financial report for the first quarter as follows:



                                         Other Income     Income       Net Income
(000 omitted)                            and (Expense)  Before Taxes       (1)

First Quarter 1998:
As reported                               $(5,483)        $17,788        $10,023
Foreign exchange
Gain (loss)                                 2,949           2,949          2,949
                                          -------         -------        -------

As restated                               $(2,534)        $20,737        $12,972
                                          =======         =======        =======

_______________
(1) Foreign exchange adjustment is without tax affect due to Autobuses' fully reserved deferred tax position.

Note 4 - Revenues, Gross Profit and Operating Income, Supplementary Information


                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1997             1996
                                                         ----             ----
Units:
   MCII
      New Coach Sales                                       421              302
      Viaggio(R) 1000(1)                                     20               35

   Autobuses
      Mexican intercity coach sales                          65               61
      Export coach sales (2)                                 29               37

Revenues (000's omitted):
   MCII
      Coach Manufacturing and Support                 $ 151,581        $ 110,438
      Replacement Parts                                  48,722           50,806
                                                      ---------        ---------
                                                        200,303          161,244
   Autobuses                                             23,249           13,393
                                                      ---------        ---------
                                                      $ 223,552        $ 174,637

Gross Profit (000's omitted):
   MCII
      Coach Manufacturing and Support                 $  35,016        $  23,805
      Replacement Parts                                   9,360            9,476
                                                      ---------        ---------
                                                         44,376           33,281
   Autobuses                                              2,977            4,082
                                                      ---------        ---------
                                                      $  47,353        $  37,363

Operating Income (000's omitted):
   MCII
      Coach Manufacturing and Support                 $  19,279        $   8,955
      Replacement Parts                                   5,416            4,885
                                                      ---------        ---------
                                                         24,695           13,840
   Autobuses                                             (1,424)           2,805
                                                      ---------        ---------
                                                      $  23,271        $  16,645
                                                      =========        =========


-----------------------------
         (1) Represents sales of Viaggio(R) 1000 coaches, manufactured by Autobuses and sold by the Company's wholly owned subsidiary, HBSI, to the Company's customers in the U.S. and Canadian markets.
         (2) These figures primarily represent sales of Viaggio(R) 1000 coaches to the U.S.

Note 5 - Comprehensive Income

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

         The Company adopted SFAS No. 130 in 1998. For the quarters ended March 31, 1998 and 1997, the Company's comprehensive income included net income, foreign currency translation losses, and minimum pension liability adjustments. The foreign currency translation losses totaled $331,000 and $1,467,000 for the quarters ended March 31, 1998 and 1997, respectively. The minimum pension liability losses totaled $126,000 and zero for the quarters ended March 31, 1998 and 1997, respectively. Therefore, total comprehensive income was $12,515,000 for the quarter ended March 31, 1998, compared with $6,272,000 for the same quarter of 1997.


Note 6 - Inventories

         Inventories consisted of the following:

                                                  March 31,          December 31,
                                                    1998                 1997
                                                    ----                 ----
                                                         (000 omitted)

Raw material                                     $  48,596            $  48,938
Work in process                                     50,721               61,230
Finished goods                                     175,509              170,879
                                                 ---------            ---------
                                                   274,826              281,047
Inventory reserves                                 (24,115)             (23,252)
                                                 ---------            ---------
                                                 $ 250,711            $ 257,795
                                                 =========            =========


Note 7 - Debt

          Debt consisted of the following:

                                                     March 31,       December 31,
                                                       1998              1997
                                                       ----              ----
                                                             (000 omitted)

Term notes payable                                   $ 125,000        $ 125,000
United States bank credit facility                     139,000          135,000
Canadian bank credit facility                           14,322           12,033
Bancomext export loan facility                          18,975            6,496
Pre-export notes                                        34,376           34,203
Notes payable                                            1,735              519
                                                     ---------        ---------
                                                       333,408          313,251
Less current portion                                   (79,715)         (44,418)
                                                     ---------        ---------
                                                     $ 253,693        $ 268,833
                                                     =========        =========


Note 8 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:

                                                            Three months ended
                                                        --------------------------
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


Note 11  - New Accounting Pronouncements

         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", requires that all start-up related costs, including organizational costs be expensed as incurred and all previous capitalized costs be written off. SOP 98-5 becomes effective for the Company in 1999; however, the adoption of SOP 98-5 will not have a material impact on the Company, as it is consistent with the Company's existing accounting policy.

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

         Operating income was $23.3 million in the first quarter of 1998 compared with $16.6 million in 1997. The increase was primarily attributable to increased revenues at MCII's coach manufacture operations and MCII's lower overall selling, general, and administrative expenses.

         Net income was $13.0 million in 1998, compared with $7.7 million in the first quarter of 1997. This was essentially due to increased operating income.

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

         Other Income. In the first quarter of 1998, net foreign exchange gains were $1.8 million, compared with gains of $0.3 million in 1997.

         Income Taxes. The Company's effective income tax rates in the first quarter of 1998 and 1997 were 37.4% and 38.2% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill.

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


                                    MCII HOLDINGS (USA), INC.
                                    (Registrant)


November 19, 1998                   By /s/  Michael Graham
                                      -------------------------
                                    Michael Graham
                                    Chief Accounting Officer