Form 10-Q/A
period 1998-06-30
MCII HOLDINGS USA INC
filed 1998-11-19
CIK 1019534

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
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (847) 299-9900


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --


 The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of April 30, 1997.

                            REDUCED DISCLOSURE FORMAT
         The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                    INDEX

                          MCII HOLDINGS (USA), INC.


                                                                           PAGE
PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements                                1

Item 2.                 Management's Narrative Analysis
                        of the Results of Operations                       10

Item 3.                 Quantitative and Qualitative
                        Disclosures About Market Risk                    Omitted


PART II.                OTHER INFORMATION

Item  1.                Legal Proceedings                                  14

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

             UNAUDITED RESTATED STATEMENT OF CONSOLIDATED INCOME

                                                                       Three Months Ended                Six Months Ended
                                                                            June 30,                         June 30,
                                                                 -------------------------------   ------------------------------
(000 omitted)                                                         1998            1997             1998             1997
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                                           $ 259,383        $ 184,566       $ 481,710        $ 357,851
     Finance income                                                      1,816            1,224           3,041            2,576
                                                                     ---------        ---------       ---------        ---------
                                                                       261,199          185,790         484,751          360,427
                                                                     ---------        ---------       ---------        ---------

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)         210,680          138,461         384,969          274,389
     Depreciation and amortization                                       6,096            5,424          11,909           10,323
     Interest expense, finance operations                                  733              637           1,410            1,251
     Research and development expenses                                   3,376            1,695           5,239            3,495
     Provision for relocation of Corporate office                           --               --              --               --
     Selling, general and administrative expenses                       23,683           17,072          41,322           31,823
                                                                     ---------        ---------       ---------        ---------
                                                                       244,568          163,289         444,849          321,281
                                                                     ---------        ---------       ---------        ---------

Operating Income                                                        16,631           22,501          39,902           39,146
                                                                     ---------        ---------       ---------        ---------


Other income and (expense):
     Interest (expense)                                                 (3,748)          (6,391)         (8,440)         (11,343)
     Other income                                                        3,040              681           5,198            1,501
                                                                     ---------        ---------       ---------        ---------
                                                                          (708)          (5,710)         (3,242)          (9,842)
                                                                     ---------        ---------       ---------        ---------

Income before income taxes                                              15,923           16,791          36,660           29,304

Income taxes                                                             7,632            7,362          15,397           12,136
                                                                     ---------        ---------       ---------        ---------

Net Income                                                           $   8,291        $   9,429       $  21,263        $  17,168
                                                                     =========        =========       =========        =========

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)


                           CONSOLIDATED BALANCE SHEET


                                                                  June 30,        December 31,
(000 omitted)                                                       1998              1997
----------------------------------------------------------------------------------------------
                                                                  (Unaudited)
                               ASSETS                             (Restated)

Current Assets:
     Cash and cash equivalents                                     $  26,940       $  13,997
     Trade and other accounts receivable                             134,904          88,543
     Receivables from affiliates                                      91,302          16,293
     Current portion of notes receivable                               6,132           6,625
     Inventories                                                     222,872         257,795
     Deferred income taxes                                             9,862          14,430
     Other current assets                                              7,829           7,591
                                                                   ---------       ---------
          Total Current Assets                                       499,841         405,274
Property, plant, and equipment                                       106,737         106,845
Notes receivable                                                      44,545          42,465
Investments in affiliates                                             20,145          15,253
Intangible assets                                                    221,498         227,367
Other assets                                                          13,521          23,469
                                                                   ---------       ---------

          Total Assets                                             $ 906,287       $ 820,673
                                                                   =========       =========


             LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                              $  86,408       $  67,580
     Accrued compensation and other benefits                          11,837          12,380
     Accrued warranties                                               11,241          10,020
     Accrued income taxes                                              9,350           7,251
     Self insurance reserves                                           5,665           5,610
     Net liabilities of discontinued operations                        3,375           2,229
     Other current liabilities                                        37,778          25,111
     Current portion of long-term debt                                66,495          44,418
                                                                   ---------       ---------
          Total Current Liabilities                                  232,149         174,599
Long-term debt                                                       252,501         268,833
Pensions and other benefits                                           14,610          14,037
Other deferred items and self insurance reserves                      22,079          24,370
Deferred income taxes                                                  6,686           6,916
                                                                   ---------       ---------

          Total Liabilities                                          528,025         488,755
                                                                   =========       =========

Commitments and contingent liabilities

Stockholder's Equity:
     Common stock and additional capital                             439,460         411,524
     Accumulated deficit                                             (36,912)        (58,590)
     Unfunded pension loss, net                                         (703)           (577)
     Cumulative translation adjustments                              (23,583)        (20,439)
                                                                   ---------       ---------
          Total Stockholder's Equity                                 378,262         331,918
                                                                   ---------       ---------
          Total Liabilities and Stockholder's Equity               $ 906,287       $ 820,673
                                                                   =========       =========

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                       UNAUDITED RESTATED STATEMENT OF
                           CONSOLIDATED CASH FLOWS


                                                                 Six Months Ended June 30,
(000 omitted)                                                       1998            1997
--------------------------------------------------------------------------------------------

Cash Flows Provided (Used) By Operating Activities:
     Net Income                                                     $ 21,263        $ 17,168
     Adjustments to reconcile net income to net cash
       provided (used) by operations:
          Depreciation and amortization                               11,909          10,323
          Deferred income taxes                                        3,410           7,903
          Guaranteed residual sales                                      (20)             --
          Gain on sale of property and notes receivable                   (3)           (386)
          Gain (loss) on equity investment                              (139)             --
          Other noncash items, net                                    (6,584)         (4,680)
     Change in operating assets and liabilities                       20,619         (34,554)
                                                                    --------        --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      50,455          (4,226)
                                                                    --------        --------

Cash Flows Provided (Used) By Investing Activities:
     Capital expenditures                                             (7,838)        (14,015)
     Change in notes receivable                                        1,587         (16,895)
     Proceeds from sale of notes receivable                               --           2,518
     Proceeds from sale of property and investments                      603              --
     Investment in unconsolidated affiliate                           (4,750)             --
     Discontinued operations, net changes                              1,146           2,832
                                                                    --------        --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      (9,252)        (25,560)
                                                                    --------        --------

Cash Flows Provided (Used) By Financing Activities:
     Net change in bank credit facilities                              5,819          74,726
     Payment of long-term borrowings                                     (74)           (148)
     Net receivable from affiliates                                  (34,005)        (14,079)
     Dividends paid to parent company                                     --          (1,963)
                                                                    --------        --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (28,260)         58,536
                                                                    --------        --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                  --          (1,018)
                                                                    ---------       --------

NET INCREASE (DECREASE) IN CASH                                       12,943          27,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        13,997           9,403
                                                                    --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 26,940        $ 37,135
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


Note 2 - Principles of Consolidation and Presentation

The Company is a wholly owned subsidiary of Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), a Mexican Corporation. These unaudited financial statements present the accounts of MCII Holdings (USA), Inc. and its subsidiaries (the "Company" or "MCII Holdings"). The Company's principal operating subsidiaries are Motor Coach Industries International, Inc. ( "MCII"), Transportation Manufacturing Operations, Inc. ("TMO"), Motor Coach Industries, Inc. ("MCI-U.S.), Motor Coach Industries Limited ("MCI-Canada"), Hausman Bus Sales, Inc. ("HBSI"), Universal Coach Parts, Inc. ("UCP"), and Dina Autobuses S.A. de C.V. ("Autobuses").

All significant intercompany balances and transactions have been eliminated on consolidation. Prior period amounts include all reclassifications necessary to conform to current presentations.

Note 3 - Restated Financial Statements

During the Company's review of its third quarter financial statements, the Company identified errors in the calculation of foreign exchange gains (losses) resulting from converting the financial statements of Autobuses to U.S. generally accepted accounting principles in its first and second quarter reports. The Company is restating its financial report for the first and second quarters as follows:



                                        Other Income      Income      Net Income
(000 omitted)                           and (Expense)   Before Taxes      (1)


First Quarter 1998:
As reported                               $(5,483)        $17,788        $10,023
Foreign exchange
Gain (loss)                                 2,949           2,949          2,949
                                          -------         -------        -------

As restated                               $(2,534)        $20,737        $12,972
                                          =======         =======        =======


Second Quarter 1998:
As reported                               $(3,295)        $13,336        $ 5,704
Foreign exchange
Gain (loss)                                 2,587           2,587          2,587
                                          -------         -------        -------

As restated                               $  (708)        $15,923        $ 8,291
                                          =======         =======        =======

Six Months 1998:
As reported                               $(8,778)        $31,124        $15,727
Foreign exchange
Gain (loss)                                 5,536           5,536          5,536
                                          -------         -------        -------

As restated                               $(3,242)        $36,660        $21,263
                                          =======         =======        =======



--------------------

(1) Foreign exchange adjustment is without income tax affect due to Autobuses' fully reserved deferred tax position.

Note 4 - Revenues, Gross Profit and Operating Income, Supplementary Information





                                                          Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                                --------                    --------
                                                           1998           1997          1998          1997
                                                           ----           ----          ----          ----
Units:
   MCII
      New Coach Sales                                       478            309           899            635
      Viaggio(R)1000(1)                                      48             45            68             80
      Used Coaches                                          252            142           403            270

   Autobuses
      Mexican intercity coach sales                          98             74           163             82
      Mexican transit buses                                  --              3           209              3
      Export coach sales (2)                                 27             55            56             92

Revenues (000's omitted):
   MCII
      Coach Manufacturing and Support                 $ 185,704      $ 115,655     $ 337,285      $ 226,093
      Replacement Parts                                  48,203         49,860        96,925        100,666
                                                      ---------      ---------     ---------      ---------
                                                        233,907        165,515       434,210        326,759
   Autobuses                                             27,292         20,275        50,541         33,668
                                                      ---------      ---------     ---------      ---------
                                                      $ 261,199      $ 185,790     $ 484,751      $ 360,427
                                                      =========      =========     =========      =========

Gross Profit (000's omitted)(3):
   MCII
      Coach Manufacturing and Support                 $  39,447      $  29,561     $  74,463      $  53,366
      Replacement Parts                                   6,329         10,885        15,689         20,361
                                                      ---------      ---------     ---------      ---------
                                                         45,776         40,446        90,152         73,727
   Autobuses                                              4,010          6,246         8,220         11,060
                                                      ---------      ---------     ---------      ---------
                                                      $  49,786      $  46,692     $  98,372      $  84,787
                                                      =========      =========     =========      =========

Operating Income (000's omitted):
   MCII
      Coach Manufacturing and Support                 $  20,735      $  13,313     $  40,014      $  22,268
      Replacement Parts                                   2,080          7,004         7,496         11,889
                                                      ---------      ---------     ---------      ---------
                                                         22,815         20,317        47,510         34,157
   Autobuses                                             (6,184)         2,184        (7,608)         4,989
                                                      ---------      ---------     ---------      ---------
                                                      $  16,631      $  22,501     $  39,902      $  39,146
                                                      =========      =========     =========      =========

-------------------------------------------------


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

         The Company adopted SFAS No. 130 in 1998. For the six-month periods ended June 30, 1998 and 1997, the Company's comprehensive income included net income, foreign currency translation losses, and minimum pension liability adjustments. The foreign currency translation losses totaled $3,144,000 and $1,102,000 for the six months ended June 30, 1998 and 1997, respectively. The minimum pension liability losses totaled $126,000 and zero for the six months ended June 30, 1998 and 1997, respectively. Therefore, total comprehensive income was $17,993,000 for the six months ended June 30, 1998, compared with $16,066,000 for the same period of 1997.


Note 6 - Inventories

         Inventories consisted of the following:




                                                          June 30,        December 31,
                                                            1998              1997
                                                            ----              ----
                                                               (000 omitted)

            Raw material                                  $  38,387      $  48,938
            Work in process                                  36,670         61,230
            Finished goods                                  172,652        170,879
                                                          ---------      ---------
                                                            247,709        281,047
            Inventory reserves                              (24,837)       (23,252)
                                                          ---------      ---------
                                                          $ 222,872      $ 257,795
                                                          =========      =========



Note 7 - Debt

          Debt consisted of the following:



                                                            June 30,      December 31,
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
                                                          =========      =========

Note 8 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:



                                                      Six months ended
                                                      ----------------
                                                  June 30,          June 30,
                                                   1998              1997
                                                   ----              ----
                                                        (000 omitted)
Decrease (Increase) in Operating Assets:
  Receivables                                     $(46,442)     $(26,949)
  Inventories                                       35,197       (27,313)
  Other operating assets                               449        (6,599)
                                                  --------      --------
                                                   (10,796)      (60,861)
Increase (Decrease) in Operating Liabilities:
  Accounts payable                                  18,828        16,057
  Accrued income taxes                               2,099        (1,375)
  Other operating liabilities                       10,488        11,625
                                                  --------      --------
                                                    31,415        26,307
                                                  --------      --------
Net Cash Flow Effect                              $ 20,619      $(34,554)
                                                  ========      ========





Note 9 - Related Party Transactions

         MCII provides for allocable management and administrative expenses incurred by Dina. In the first six months of 1998 and 1997, the provision for such expenses was $500,000 and $1,500,000, respectively.

         During the first six months of 1998 and 1997 MCII purchased components and accrued for management fees from Dina, in the ordinary course of business, of $6,300,000 and $6,200,000, respectively. During the same period, Autobuses accrued for royalty, interest, and other service charges and purchased components from Dina, in the ordinary course of business, of $13,800,000 and $17,600,000, respectively, in goods and services. This includes a royalty to Dina, which is accrued on sales as a selling expense. In the first six months of 1998 and 1997 this royalty was $7,245,000 and $2,148,000, respectively. In the first six months of 1998 interest income was $5,400,000, compared with interest expense of $1,100,000 in 1997.

         At June 30, 1998, the Company had net receivables from affiliates of $93,058,000, compared with $16,293,000 at December 31,1997. During the second quarter of 1998, there was a conversion of related party payables of $37,499,000 into equity. This conversion was a non-cash transaction.

         Also during the second quarter of 1998, the Company added $4,750,000 to its investment in a nonconsolidated affiliate.

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

         The overall gross margin for the second quarter of 1998, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 19.1% compared with 25.1% for the second quarter of 1997. Gross margin as a percentage of sales decreased in all operating areas. However, total gross margin of $49.8 million was recorded in 1998, compare with $46.7 million in 1997. The increase in dollar amount was due to increased sale volume at MCII coach.

         Operating income was $16.6 million in the second quarter of 1998 compared with $22.5 million in 1997. Although MCII coach income increased $7.4 million, this was more than offset by decreases of $8.4 million at Autobuses (largely due to higher royalty expenses to Dina) and $4.9 million at replacement parts (mainly due to higher operating costs).

         Net income was $8.3 million in the second quarter of 1998, compared with $9.4 million in the second quarter of 1997. This was essentially due to lower operating income.

         MCII. MCII's revenues for the second quarter of 1998 were $233.9 million, an increase of 41% over $165.5 million in the second quarter of 1997. Coach revenues increased 60% to $185.7 million as new coach sales were 478 units in the second quarter of 1998, compared with 309 units in the second quarter of 1997 which was restricted by flooding conditions along the Red River. Replacement parts' revenues decreased 3% to $48.2 million due to lower demand from transit customers, who have been retiring older units from service.

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

         Autobuses. Autobuses' revenues in the second quarter of 1998 were $27.3 million, an increase of $7.0 million, or 35%, from $20.3 million in the same quarter of the prior year. This was caused by an increased mix of higher priced products. Sales of Autobuses' Viaggios in the United States were 48 units in 1998, compared with 45 units in 1997.

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

         Income Taxes. The Company's effective income tax rates in the second quarter of 1998 and 1997 were 47.9% and 43.8% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill in the United States and Canada. The increased effective tax rate in 1998 was primarily due to losses in Mexico that are not tax benefited.

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

         Operating income was $41.4 million in the first half of 1998 compared with $39.1 million in 1997. The increase was primarily attributable to MCII coaches, where operating income increased by $17.7 million. This increase was partially offset by decreases of $11.1 million at Autobuses and $4.4 million at replacement parts.

         Net income was $21.3 million in 1998, compared with $17.2 million in the first half of 1997. Increases in pretax income ($7.4 million) were only partially offset by increases in income taxes ($3.3 million).

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

         Other Income. In the first half of 1998, net foreign exchange gain was $2.0 million, compared with a loss of $0.4 million in 1997.

         Income Taxes. The Company's effective income tax rates in the first half of 1998 and 1997 were 42.0% and 41.4% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill in the United States and Canada.


FINANCIAL CONDITION

Cash Flow Analysis

         Cash provided by operating activities in the first six months of 1998 was $50.5 million, compared with cash used by operating activities in 1997 of $4.2 million. Working capital requirements were favorable in 1998 as increases in accounts receivable (due to higher sales) were more than offset by a vigorous inventory reduction program, higher accounts payable (due to higher operating levels), and increased other operating liabilities (related to a deposit of $10.2 million form New York City Transit Authority on 180 coaches to be delivered in the second half of the year).

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