Form 10-Q
period 1998-09-30
MCII HOLDINGS USA INC
filed 1998-11-19
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                          Commission File No. 333-08871

                            MCII HOLDINGS (USA), INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                       86-0830781
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


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

                                      INDEX

                            MCII HOLDINGS (USA), INC.


                                                                           PAGE
PART I.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements                             1

Item 2.                    Management's Narrative Analysis
                           of the Results of Operations                    10

Item 3.                    Quantitative and Qualitative
                           Disclosures About Market Risk                Omitted


PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                              15

Item 2.                    Changes in Securities                        Omitted

Item 3.                    Defaults Upon Senior Securities              Omitted

Item 4.                    Submission of Matters to a Vote
                           of Security Holders                          Omitted

Item 5.                    Other Information                             None

Item 6.                    Exhibits and Reports on Form 8-K               15

                           Signatures                                     16


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                   UNAUDITED STATEMENT OF CONSOLIDATED INCOME

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                              ----------------------------   -----------------------------
(000 omitted)                                                     1998           1997            1998            1997
--------------------------------------------------------------------------------------------------------------------------

Revenues:
     Sales                                                         $ 180,207      $ 134,283      $ 661,917      $ 492,134
     Finance income                                                    1,175          1,020          4,216          3,596
                                                                   ---------      ---------      ---------      ---------
                                                                     181,382        135,303        666,133        495,730
                                                                   ---------      ---------      ---------      ---------

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)       137,994        101,934        522,963        376,323
     Depreciation and amortization                                     6,952          5,707         18,861         16,030
     Interest expense, finance operations                                679            651          2,089          1,902
     Research and development expenses                                 2,709          1,273          7,948          4,768
     Selling, general and administrative expenses                     24,701         17,547         66,023         49,370
                                                                   ---------      ---------      ---------      ---------
                                                                     173,035        127,112        617,884        448,393
                                                                   ---------      ---------      ---------      ---------

Operating Income                                                       8,347          8,191         48,249         47,337
                                                                   ---------      ---------      ---------      ---------


Other income and (expense):
     Interest (expense)                                               (4,561)        (4,808)       (13,001)       (16,151)
     Gain on sale of investment                                        7,000             --          7,000             --
     Other income                                                      2,198          1,751          7,396          3,252
                                                                   ---------      ---------      ---------      ---------
                                                                       4,637         (3,057)         1,395        (12,899)
                                                                   ---------      ---------      ---------      ---------

Income before income taxes                                            12,984          5,134         49,644         34,438

Income taxes                                                           6,578            380         21,975         12,516
                                                                   ---------      ---------      ---------      ---------

Net Income                                                         $   6,406      $   4,754      $  27,669      $  21,922
                                                                   =========      =========      =========      =========

                            MCII HOLDINGS (USA), INC.

       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                           CONSOLIDATED BALANCE SHEET




                                                        September 30,    December 31,
(000 omitted)                                              1998            1997
-------------------------------------------------------------------------------------
                                                         (Unaudited)

                               ASSETS

Current Assets:

     Cash and cash equivalents                           $  47,540      $  13,997
     Trade and other accounts receivable                   129,580         88,543
     Receivables from affiliates                            86,064         16,293
     Current portion of notes receivable                     5,831          6,625
     Inventories                                           227,654        257,795
     Deferred income taxes                                  14,976         14,430
     Other current assets                                    5,167          7,591
                                                         ---------      ---------
          Total Current Assets                             516,812        405,274
Property, plant, and equipment                              91,298        106,845
Notes receivable                                            39,247         42,465
Investments in affiliates                                   20,124         15,253
Intangible assets                                          217,043        227,367
Other assets                                                16,156         23,469
                                                         ---------      ---------
          Total Assets                                   $ 900,680      $ 820,673
                                                         =========      =========
                LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

     Accounts payable                                    $  57,263      $  67,580
     Accrued compensation and other benefits                11,430         12,380
     Accrued warranties                                     10,086         10,020
     Accrued income taxes                                   15,746          7,251
     Self insurance reserves                                 5,873          5,610
     Net liabilities of discontinued operations              4,218          2,229
     Other current liabilities                              53,986         25,111
     Current portion of long-term debt                      62,554         44,418
                                                         ---------      ---------
          Total Current Liabilities                        221,156        174,599
Long-term debt                                             254,297        268,833
Pensions and other benefits                                 14,937         14,037
Other deferred items and self insurance reserves            21,413         24,370
Deferred income taxes                                        7,454          6,916
                                                         ---------      ---------
          Total Liabilities                                519,257        488,755
                                                         =========      =========
Commitments and contingent liabilities

Stockholder's Equity:
     Common stock and additional capital                   442,230        411,524
     Accumulated deficit                                   (31,340)       (58,590)
     Unfunded pension loss, net                               (703)          (577)
     Cumulative translation adjustments                    (28,764)       (20,439)
                                                         ---------      ---------
          Total Stockholder's Equity                       381,423        331,918
                                                         ---------      ---------
          Total Liabilities and Stockholder's Equity     $ 900,680      $ 820,673
                                                         =========      =========

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                             UNAUDITED STATEMENT OF
                             CONSOLIDATED CASH FLOWS



                                                            Nine Months Ended September 30,
                                                            -------------------------------
(000 omitted)                                                 1998            1997
-------------------------------------------------------------------------------------------------------

Cash Flows Provided (Used) By Operating Activities:
     Net Income                                             $ 27,669      $ 21,922
     Adjustments to reconcile net income to net cash
       provided (used) by operations:
          Depreciation and amortization                       18,568        16,030
          Deferred income taxes                                 (774)        8,172
          Gain on sale of investment                          (7,000)           --
          Guaranteed residual sales                              647            --
          Gain on sale of property and notes receivable         (349)         (390)
          Gain on equity investment                              134            --
          Other noncash items, net                            10,162        (7,273)
     Change in operating assets and liabilities              (29,378)      (43,283)
                                                            --------      --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              19,679        (4,822)
                                                            --------      --------

Cash Flows Provided (Used) By Investing Activities:
     Capital expenditures                                       (843)      (27,263)
     Investment in notes receivable                          (56,164)      (29,834)
     Collections of notes receivable                          58,410        12,884
     Proceeds from sale of notes receivable                       --        19,721
     Proceeds from sale of property and investments            8,040            --
     Investment in unconsolidated affiliate                   (5,000)      (10,250)
     Discontinued operations, net changes                      1,989         2,484
                                                            --------      --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               6,432       (32,258)
                                                            --------      --------

Cash Flows Provided (Used) By Financing Activities:
     Net change in bank credit facilities                     (1,061)       81,482
     Payment of long-term borrowings                             (74)         (148)
     Net receivable from affiliates                            8,562       (33,524)
     Contribution of capital                                      --         4,037
     Dividends paid to parent company                              5        (6,000)
                                                            --------      --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               7,432        45,847
                                                            --------      --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                          --        (1,015)
                                                            --------      --------

NET INCREASE (DECREASE) IN CASH                               33,543         7,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                13,997         9,403
                                                            --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 47,540      $ 17,155
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


Note 2 - Principles of Consolidation and Presentation

The Company is a wholly owned subsidiary of Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), a Mexican Corporation. These unaudited financial statements present the accounts of MCII Holdings (USA), Inc. and its subsidiaries (the "Company" or "MCII Holdings"). The Company's principal operating subsidiaries are Motor Coach Industries International, Inc. ("MCII"), Transportation Manufacturing Operations, Inc. ("TMO"), Motor Coach Industries, Inc. ("MCI-U.S.), Motor Coach Industries Limited ("MCI-Canada"), Hausman Bus Sales, Inc. ("HBSI"), Universal Coach Parts, Inc. ("UCP"), and Dina Autobuses S.A. de C.V. ("Autobuses").

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

Note 4 - Revenues, Gross Profit and Operating Income, Supplementary Information





                                                Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                   -------------               -------------
                                               1998          1997          1998          1997
                                               ----          ----          ----          ----
Units:
   MCII
      New Coach Sales                           271            260         1,170            895
      Viaggio(R)1000(1)                          42             40           110            120
      Used Coaches                              174            101           577            371

   Autobuses
      Mexican intercity coach sales              41             70           204            152
      Mexican transit buses                      --              5           209              8
      Export coach sales (2)                     43             88            99            180

Revenues (000's omitted):
   MCII
      Coach Manufacturing and Support     $ 116,365      $  66,846     $ 453,650      $ 292,939
      Replacement Parts                      47,714         45,475       144,639        146,141
                                          ---------      ---------     ---------      ---------
                                            164,079        112,321       598,289        439,080
   Autobuses                                 17,303         22,982        67,844         56,650
                                          ---------      ---------     ---------      ---------
                                          $ 181,382      $ 135,303     $ 666,133      $ 495,730
                                          =========      =========     =========      =========

Gross Profit (000's omitted)(3):
   MCII
      Coach Manufacturing and Support     $  26,979      $  17,228     $ 101,442      $  70,594
      Replacement Parts                      10,654          7,336        26,343         27,697
                                          ---------      ---------     ---------      ---------
                                             37,633         24,564       127,785         98,291
   Autobuses                                  5,076          8,154        13,296         19,214
                                          ---------      ---------     ---------      ---------
                                          $  42,709      $  32,718     $ 141,081      $ 117,505
                                          =========      =========     =========      =========

Operating Income (000's omitted):
   MCII
      Coach Manufacturing and Support     $   3,269      $   1,582     $  42,283      $  23,850
      Replacement Parts                       6,701          3,888        14,197         15,777
                                          ---------      ---------     ---------      ---------
                                              9,970          5,470        57,480         39,627
   Autobuses                                 (1,623)         2,721        (9,231)         7,710
                                          ---------      ---------     ---------      ---------
                                          $   8,347      $   8,191     $  48,249      $  47,337
                                          =========      =========     =========      =========

---------------------------------

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

       The Company adopted SFAS No. 130 in 1998. For the nine-month periods ended September 30, 1998 and 1997, the Company's comprehensive income included net income, foreign currency translation losses, and minimum pension liability adjustments. The foreign currency translation losses totaled $8,325,000 and $1,099,000 for the nine months ended September 30, 1998 and 1997, respectively. The minimum pension liability losses totaled $126,000 and zero for the nine months ended September 30, 1998 and 1997, respectively. Therefore, total comprehensive income was $19,218,000 for the nine months ended September 30, 1998, compared with $20,823,000 for the same period of 1997.


Note 6 - Inventories



         Inventories consisted of the following:

                                                                 September 30,      December 31,
                                                                      1998              1997
                                                                      ----              ----
                                                                          (000 omitted)

            Raw material                                        $  34,156       $  48,938
            Work in process                                        44,571          61,230
            Finished goods                                        176,375         170,879
                                                                ---------       ---------
                                                                  255,102         281,047
            Inventory reserves                                    (27,448)        (23,252)
                                                                ---------       ---------
                                                                $ 227,654       $ 257,795
                                                                =========       =========



Note 7 - Debt


          Debt consisted of the following:

                                                                 September 30,   December 31,
                                                                     1998           1997
                                                                     ----           ----
                                                                          (000 omitted)

            Term notes payable                                      $ 125,000   $ 125,000
            United States bank credit facility                        154,000     135,000
            Canadian bank credit facility                                  --      12,033
            Bancomext export loan facility                              2,373       6,496
            Pre-export notes                                           34,729      34,203
            Notes payable                                                 749         519
                                                                    ---------    ---------
                                                                      316,851     313,251
            Less current portion                                      (62,554)    (44,418)
                                                                    ---------    ---------
                                                                    $ 254,297   $ 268,833
                                                                    =========   =========

Note 8 - Cash Flow Effect of Change in Operating Assets and Liabilities

Change in operating assets and liabilities consisted of:



                                                       Nine months ended
                                                       -----------------
                                                September 30,    September 30,
                                                    1998              1997
                                                    ----              ----
                                                       (000 omitted)

Decrease (Increase) in Operating Assets:
  Receivables                                     $(45,133)     $(13,828)
  Inventories                                       22,689       (36,162)
  Other operating assets                             2,213       (16,149)
                                                  --------      --------
                                                   (20,231)      (66,139)
                                                  --------      --------
Increase (Decrease) in Operating Liabilities:
  Accounts payable                                  (8,432)       19,233
  Accrued income taxes                               8,315        (8,884)
  Other operating liabilities                       (9,030)       12,507
                                                  --------      --------
                                                    (9,147)       22,856
                                                  --------      --------
Net Cash Flow Effect                              $(29,378)     $(43,283)
                                                  ========      ========






Note 9 - Related Party Transactions

       MCII provides for allocable management and administrative expenses incurred by Dina. In the first nine months of 1998 and 1997, the provision for such expenses was $750,000 and $750,000, respectively.

       During the first nine months of 1998 and 1997 MCII purchased components and accrued for management fees from Dina, in the ordinary course of business, of $3,300,000 and $3,000,000, respectively.

       During the same period, Autobuses accrued for royalty, interest, and other service charges and purchased components from Dina, in the ordinary course of business, of $20,600,000 and $24,700,000, respectively, in goods and services. This includes a royalty to Dina, which is accrued on sales as a selling expense. In the first nine months of 1998 and 1997 this royalty was $9,700,000 and $4,900,000, respectively. In the first nine months of 1998 interest income was $2,000,000, compared with interest expense of $4,000,000 in 1997. Autobuses had sales to Dina of $14,200,000 in the first nine months of 1998 and $12,300,000 in 1997.

       At September 30, 1998, the Company had net receivables from affiliates of $75,244,000, compared with $16,293,000 at December 31,1997. During the second quarter of 1998, there was a conversion of related party payables of $37,499,000 into equity. This conversion was a non-cash transaction.

       Also during the second quarter of 1998, the Company added $5,000,000 to its investment in a nonconsolidated affiliate.

Note 10 - Commitments and Contingent Liabilities

       The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income related to transactions with a U.S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return. A notice of objection has been filed by the Company for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $23,000,000 plus interest of approximately $45,000,000 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada as these years are still open for U.S. federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability were $68,000,000, then approximately $43,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

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


COMPARISON OF THIRD QUARTER 1998 TO THIRD QUARTER 1997

       General. Revenues for the quarter ended September 30, 1998 were $181.4 million, an increase of 34% from $135.3 million in 1997. MCII's coach sales were up 74%, while Autobuses' sales decreased 25%.

       The overall gross margin for the third quarter of 1998, defined as sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales decreased to 23.6% compared with 24.2% for the third quarter of 1997. Gross margin as a percentage of sales increased for MCII's replacement parts (to 22.3% from 16.1%); MCII's coach gross margin decreased (to 23.2% from 25.8%); and Autobuses declined (to 29.3% from 35.5%). Total gross margin of $42.7 million in 1998, compared with $32.7 million in 1997. The increase in dollar amount was due mostly to increased sale volume at MCII coach and reduced costs at MCII's replacement parts.

       Operating income was $8.3 million in the third quarter of 1998 compared with $8.2 million in 1997. Although MCII income increased $4.5 million (coach improving $1.7 million and replacement parts increasing $2.8 million), this was offset by a decrease of $4.3 million at Autobuses (largely due to higher selling and marketing expenses to Dina).

       Net income was $6.4 million in the third quarter of 1998, compared with $4.8 million in the third quarter of 1997. This was essentially due to other income of $9.2 million in 1998 compared with $1.8 million in 1997.

       MCII. MCII's revenues for the third quarter of 1998 were $164.1 million, an increase of 46% over $112.3 million in the third quarter of 1997. Coach revenues increased 74% to $116.4 million. New coach sales were 271 units in the third quarter of 1998 (featuring the new Renaissance(R) line of European-styled super-luxury coaches introduced in late 1997), compared with 260 units in the third quarter of 1997 and used coach sales were 174 units, compared with 101 units. Replacement parts' revenues increased 5% to $47.7 million.

       Gross margin for the third quarter of 1998 increased to 22.9%, compared with 21.9% in the same quarter of the prior year. Coach margins decreased to 23.2%, compared with 25.8% last year. However, coach gross margin in dollar terms increased to $27.0 million in 1998, compared with $17.2 million in 1997, due to higher sales volume and higher absorption levels and cost reduction programs. Replacement parts margins increased to 22.3% compared with 16.1% in 1997 due to lower operating expenses.

       Operating income was $10.0 million for the third quarter of 1998, compared with $5.5 million in the third quarter of 1997. The improved third quarter results were due to increased coach sales volume and improved profit margins, which offset $1.4 million in higher research and development expenses (related to development of the G coach which is being readied for introduction in 1999).

       Autobuses. Autobuses' revenues in the third quarter of 1998 were $17.3 million, a decrease of $5.7 million, or 25%, from $23.0 million in the same quarter of the prior year. Sales of Autobuses' Viaggios in the United States were 40 units in 1998, compared with 40 units in 1997, while intercity coach sales in Mexico declined to 41 units in 1998, compared with 70 units in 1997.

       Gross margin for the third quarter of 1998 decreased to 29.3%, compared with 35.5% in the third quarter of 1997, due to higher manufacturing costs.

       There was an operating loss of $1.6 million for the third quarter of 1998, compared with operating income of $2.7 million in the third quarter of 1997. The third quarter 1998 decrease was due mainly to increased selling and marketing expenses to Dina.

       Interest Expense. In the third quarter of 1998, net interest expense was $4.6 million, compared with $4.8 million in 1997.

       Other Income. In the third quarter of 1998, other income was $9.2 million, compared with $1.8 million in 1997. MCII sold its 10% interest in Mexicana de Autobuses S.A. de C.V. (MASA) for a gain of $7.0 million. MASA is a Mexican coach manufacturing company and MCII's investment had been valued at zero when MASA sought to reorganize under Mexican bankruptcy laws. Autobuses reported foreign exchange gains of $2.0 million during the quarter, compared with $0.6 million in 1997.

       Income Taxes. The Company's effective income tax rates in the third quarter of 1998 and 1997 were 50.7% and 7.4% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill in the United States and Canada. The increased effective tax rate in 1998 was primarily due to losses in Mexico that are not tax benefited.

COMPARISON OF NINE MONTHS 1998 TO NINE MONTHS 1997

       General. Revenues for the nine months ended September 30, 1998 were $666.1 million, an increase of 34% from $495.7 million in 1997. MCII's coach sales increased 55% and Autobuses' sales increased 20%.

       The overall gross margin for the nine months of 1998, defined as sales less cost of sales (exclusive of depreciation and amortization), as a percentage of sales decreased to 21.2% compared with 23.7% for the nine months of 1997. Gross margin as a percentage of sales decreased in each business area, but was most pronounced for Autobuses. Gross margin in dollar terms was $141.1 million in the first nine months of 1998, compared with $117.5 million in 1997. The dollar increase due to higher sales volume and higher absorption levels and cost reduction programs.

       Operating income was $48.2 million in the nine months of 1998 compared with $47.3 million in 1997. The increase was primarily attributable to MCII coaches, where operating income increased by $22.1 million. This increase was largely offset by decreases of $19.7 million at Autobuses and $1.6 million at replacement parts.

       Net income was $27.7 million in 1998, compared with $21.9 million in the nine months of 1997. Increases in pretax income ($15.2 million) were largely offset by increases in income taxes ($9.5 million).

       MCII. MCII's revenues for the nine months of 1998 were $598.3 million, an increase of 36% over $439.1 million in the nine months of 1997. Coach revenues increased 55% to $453.7 million as new coach sales were 1,170 units in the nine months of 1998 (featuring the new Renaissance(R) line of European-styled super-luxury coaches introduced in late 1997), compared with 895 units in the nine months of 1997. Customer demand continuing to be strong in 1998 and the year was free of the flood related problems that occurred in 1997. Replacement parts revenues decreased 1% to $144.6 million.

       Gross margin for the nine months of 1998 decreased to 21.4%, compared with 22.4% in the nine months of the prior year. Coach margins decreased to 22.4%, compared with 24.1% last year due to a higher proportion of line-haul fleet and used coach sales and more aggressive used coach pricing. Coach gross margins of $101.4 million in 1998, compared with $70.6 million in 1997. The dollar amount increase was due to higher sales volume and higher absorption levels and cost reduction programs. Replacement parts margins decreased to 18.2%, compared with 19.0% due to higher operating costs.

       Operating income was $57.5 million for the nine months of 1998, compared with $39.6 million in the nine months of 1997.

       Order backlog for the United States and Canada as of September 30, 1998 was 725 units, compared with 638 units at September 30, 1997.

       Autobuses. Autobuses' revenues in the nine months of 1998 were $67.8 million, an increase of $11.2 million, or 20%, from $56.7 million in the nine months of the prior year. This was caused by increased sales in Mexico where intercity coach volume reached 204 units, compared with 152 units in 1997, and transit bus sales were 209 units, compared with 8 units in 1997. Sales of Autobuses' Viaggios in the United States were 108 units in 1998, compared with 120 units in 1997.

       Gross margin for the nine months of 1998 decreased to 19.6%, compared with 33.9% in the nine months of 1997. The large shift of product mix toward transit buses had an adverse affect on gross margins and manufacturing costs were higher.

       There was an operating loss of $9.2 million for the nine months of 1998, compared with operating income of $7.7 million in the nine months of 1997. The nine months 1998 results were due mainly to a less profitable mix of products sold and higher selling and marketing expenses to Dina ($4.8 million).

       At September 30, 1998, Autobuses' backlog of intercity coaches was 413, of which 28 were for the domestic Mexican market and 385 were for the export market. At September 30, 1997, Autobuses' backlog of intercity coaches was 275, of which 72 were for the domestic Mexican market and 203 were for the export market.

       Interest Expense. In the nine months of 1998, net interest expense was $13.0 million, compared with $16.2 million in 1997. Autobuses had interest income in 1998, principally from Dina, of $2.0 million, compared to interest expense in 1997, principally to Dina, of $4.0 million.

       Other Income. In the nine months of 1998, other income was $14.4 million, compared with $3.3 million in 1997. Autobuses reported foreign exchange gains of $4.0 million during the nine months of 1998, compared with $0.1 million in 1997. MCII sold its 10% interest in Mexicana de Autobuses S.A. de C.V. (MASA) for a gain of $7.0 million. MASA is a Mexican coach manufacturing company and MCII's investment had been valued at zero when MASA sought to reorganize under Mexican bankruptcy laws.

       Income Taxes. The Company's effective income tax rates in the nine months of 1998 and 1997 were 44.3% and 36.3% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill in the United States and Canada. The increased effective tax rate in 1998 was primarily due to losses in Mexico that are not tax benefited.

FINANCIAL CONDITION

Cash Flow Analysis

       Cash provided by operating activities in the first nine months of 1998 was $19.7 million, compared with cash used by operating activities in 1997 of $4.8 million. Working capital requirements were $29.4 million in 1998 as increases in accounts receivable ($45.1 million due to higher sales) were only partially offset by a vigorous inventory reduction program ($22.7 million). Accounts payable declined ($8.4 million due to seasonally lower operating levels), while income taxes payable increased ($8.3 million due to higher earnings). Other operating liabilities declined by $9.0 million even after a deposit of $10.2 million form New York City Transit Authority on 180 coaches to be delivered in the last quarter of the year.

       Cash provided by investing activities in 1998 ($6.4 million) compared with cash used in 1997 of $32.3 million. Capital expenditures were minimal in 1998 (due to an absolute reduction in assets held for lease), while 1997 spending was driven by the completion of the E coach development project. In addition, the zero valued investment in MASA shares was sold for $7.0 million and investment in the unconsolidated affiliate was only $5.0 million in 1998 versus $10.3 million in 1997.

       During the first nine months of 1998, borrowings under credit facilities decreased $1.1 million, compared with increases of $81.5 million in 1997.

Debt

              The Company's long-term debt (including current portion) at September 30, 1998 was $316.9 million, an increase of $3.6 million from $313.2 million at the end of 1997. This included a current portion of $62.6 million, which has increased by $18.1 million since the end of 1997.

Fourth Quarter 1998 and 1999 Cash Requirements

              During the fourth quarter of 1998 the Company is anticipating significant cash outflows related primarily to the November principal and interest payment of term notes payable ($25.0 million and $5.7 million, respectively) and the December principal payment for the pre-export notes ($13 million). The Company, along with Dina, is evaluating various opportunities to increase its liquidity to meet these cash outflows including, but not limited to, factoring account receivable, inventory reduction programs, sales of non-core business assets, delaying expenditures, and restructuring the Company's existing credit facilities. The Company made the required payment of interest on November 16, 1998, as required, and negotiated an amendment to the notes extending the principal payment to November 24, 1998. The Company is currently negotiating further terms and conditions with the holders of the term notes.
In regards to 1999, the Company is aggressively pursuing various alternatives including working capital management and restructuring its credit facilities to provide adequate liquidity.


Year 2000 Readiness Disclosure

       In today's business environment, companies have developed a strong technological interdependence with each other. As the Year 2000 draws near, many businesses are increasingly concerned about how their business applications, as well as those utilized by their business partners, will handle the century date change. A summarized definition of the Year 2000 issue is the inability of certain computer systems, software and embedded-technologies to recognize or process dates beyond December 31, 1999. This problem may cause significant disruptions in manufacturing, administrative and distribution processes, as well as other computer supported activities.

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

       The Company is contacting business partners whose Year 2000 non-compliance could adversely affect the Company's operations, employees, or customers. The Company believes the most likely worst case scenario would be the failure of a material business partner to be Year 2000 compliant. Therefore, the Company will continue to work with and monitor the progress of its partners and formulate a contingency plan when the Company does not believe the business partner will be compliant.

PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

       In April and May 1997, certain subsidiaries of the Company suffered business interruption and other losses as a result of severe flooding that occurred in the Pembina, North Dakota, and Winnipeg, Manitoba, Canada area. MCI-U.S., MCI-Canada, and HBSI have submitted insurance claims totaling approximately US$15 million.

       In December 1997, Royal Insurance Company of Canada ("Royal") filed suit in the Ontario Court of Justice in Toronto, Ontario, Canada, under docket number 97-CV-136219, naming MCII, MCI-Canada, and Frank Fair Industries Limited as defendants ("Canadian Suit"). The Canadian Suit seeks a declaration that Royal has no liability under its insurance policy for any of the flood losses sustained by the aforementioned subsidiaries of the Company. Royal contends that its policy does not provide coverage because the flooding occurred at a location or locations that are not within the scope of the business interruption and extra expense coverages under the policy. The Company's subsidiaries deny that Royal's interpretation of the policy is correct, and have filed a statement of defense and counterclaim against Royal in the Canadian Suit.

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