Form 10-Q/A
period 1998-09-30
MCII HOLDINGS USA INC
filed 1998-11-20
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

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

Fourth Quarter 1998 and 1999 Cash Requirements (Amended)

              During the fourth quarter of 1998 the Company is anticipating significant cash outflows related primarily to the November principal and interest payment of term notes payable ($25.0 million and $5.7 million, respectively) and the December principal payment for the pre-export notes ($13 million). The Company, along with Dina, is evaluating various opportunities to increase its liquidity to meet these cash outflows including, but not limited to, factoring account receivable, inventory reduction programs, sales of non-core business assets, delaying expenditures, and restructuring the Company's existing credit facilities. The Company made the required payment of interest on November 16, 1998, as required, and negotiated an amendment to the notes extending the principal payment to November 24, 1998. The Company made the required principal payment of $25.0 million on November 20, 1998. In regards to 1999, the Company is aggressively pursuing various alternatives including working capital management and restructuring its credit facilities to provide adequate liquidity.


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