Form 10-K405
period 1998-12-31
MCII HOLDINGS USA INC
filed 1999-04-15
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant: None as of March 15, 1999.

The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.         BUSINESS.....................................................................  3
ITEM 2.         PROPERTIES...................................................................  xx
ITEM 3.         LEGAL PROCEEDINGS............................................................  xx
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................  omitted

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS..................................................  N/A
ITEM 6.         SELECTED FINANCIAL DATA......................................................  omitted
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION................................  xx
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................  xx
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................................  none

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT............................................................  omitted
ITEM 11.        EXECUTIVE COMPENSATION.......................................................  omitted
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT........................................................  omitted
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................  omitted

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                REPORTS ON FORM 8-K..........................................................  XX



          Some information included in this Report on Form 10-K may constitute forward-looking statements that involve a number of risks and uncertainties. The Private Securities Litigation Reform Act (the "Act") provides a "Safe Harbor" for forward looking statements to encourage companies to provide prospective investors information, to the extent such statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors which could cause actual results to be materially different to those discussed in the statement. MCII Holdings (USA), Inc. would like to take advantage of this provision of the Act.

         In discussing the future prospects of MCII Holdings (USA), Inc., management has identified factors including, but not restricted to, the following: general economic conditions including inflation, interest rate fluctuations, trade restrictions, and general debt levels; competitive factors including price pressures, technological developments, and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. MCII Holdings (USA), Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.  BUSINESS

GENERAL

MCII Holdings (USA), Inc. ("MCII Holdings" or the "Company") is a leading designer, manufacturer and marketer of inter-city coaches and related replacement parts for the North American market. The Company's Motor Coach Industries International, Inc. ("MCII") subsidiaries began manufacturing inter-city coaches and distributing replacement parts in Canada in 1933 and since 1963 in the United States. Since the late 1970s, the Company has consistently maintained a market share in excess of 50% in the United States and Canadian coach markets. MCII's established market position and product longevity have led to an installed base of approximately 75% of the estimated 38,000 industry-wide fleet of coaches operating in the United States and Canada. The Company's Dina Autobuses, S.A. de C.V. ("Autobuses") subsidiary began manufacturing inter-city coaches and distributing replacement parts in Mexico in 1951. Autobuses has an installed base of approximately 65% of the estimated 34,000 industry-wide fleet of coaches operating in Mexico. The Company's large installed customer base creates a high level of customer loyalty leading to new coach purchases and demand for its replacement parts.

MCII Holdings is 100% owned by Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), a Mexican manufacturer of trucks and buses listed both on Bolsa Mexican de Valores (Mexican Stock Exchange) and the New York Stock Exchange ("NYSE"). Dina was formed by the Mexican government in 1951 in a joint venture with Fiat and was privatized in 1989. Grupo Empresarial G, S.A. de C.V., a holding company owned by members of the Gomez Flores family, owns approximately 48% of the outstanding shares of the capital stock of Dina. Collectively, the Gomez Flores family owns an additional 3.2% of the capital stock of the Company directly.

Revenues and operating income from continuing operations for each of the segments for the last three years are as follows:


                                                                   Year Ended
                                                                   December 31
                                         ----------------------------------------------------------------
                                                       1998                  1997                   1996
                                         ----------------------------------------------------------------
                                                                  (000 omitted)
Revenues:
United States and Canadian Operations
     Coach and Support                             $677,661              $503,635        $499,611
     Replacement Parts                              172,815               190,178         161,682
Mexican Operations                                   81,307                45,970           5,791
                                                   --------              --------        --------
                                                   $931,783              $739,783        $667,084
                                                   ========              ========        ========

Operating income:
United States and Canadan Operations
     Coach and Support                              $70,114               $46,785         $39,865
     Replacement Parts                               21,497                15,754          14,788
Mexican Operations                                   (9,740)               15,914           5,180
                                                   --------              --------        --------
                                                    $81,871               $78,453         $59,833
                                                   ========              ========        ========



MCII

COACH MANUFACTURING AND SUPPORT

MCII designs, manufactures, and markets inter-city coaches for sale into the United States and Canadian markets.

MARKET AND CUSTOMERS.

MCII's management believes that there is currently an industry-wide fleet of 38,000 inter-city coaches in operation in the United States and Canada, having an average age of approximately nine years.

Activity in the new coach market has proven closely correlated to the economic cycle, particularly to interest rates. During times of general economic weakness and high interest rates, many coach operators postpone fleet replacement programs and may even reduce the size of their fleets. As economic recovery occurs, operators tend to accelerate fleet replacement and increase fleet size. As a result of underlying economic strength and certain other factors explained below, MCII has seen substantial improvements in its business in recent years.

While the coach operator market is characterized by a high degree of fragmentation with a large number of operators utilizing some 38,000 units, several large players exist. Greyhound Lines, Inc. (GLI), which operates 2,000 units, and Coach USA, Inc. (CUI), which operates 3,400 units, are leaders in the line haul and tour and charter markets. Several state transit authorities, including New York City Transit Authority ("NYCTA") and New Jersey Transit Corporation ("NJTC") also have large fleets. While management estimates that in the past three years the average order size (excluding GLI orders) for any single operator has been approximately 2.7 units, order size has ranged from one coach up to approximately 100 coaches. By virtue of their relative size, large operators are able to negotiate favorable terms when acquiring new units. MCII has long term contracts with GLI and CUI.

Coach buyers may be characterized into four general groups. While the profile of each segment varies considerably, several purchasing criteria are common to all: life cycle costs, reliability, availability of replacement parts and support, passenger comfort, interior amenities and purchase price. The importance of these and other criteria vary across each market niche.

1 LINE HAUL OPERATORS transport passengers between cities at regularly scheduled intervals. The largest operator in this sector is GLI.

     In January 1998, GLI and MCII renewed a 10-year long-term supply agreement until 2007. The agreement guarantees GLI discounts from MCII if a minimum order level is placed. In 1998 GLI agreed to merge with Laidlaw, a large operator of buses in Canada and the United States. Sales to Line Haul operators represented approximately 29%, 25%, and 16% of MCII's new unit sales in 1998, 1997 and 1996, respectively.

2. TOUR AND CHARTER OPERATORS TYPICALLY PROVIDE TRANSPORTATION TO THE TOURIST MARKET. This segment is the largest area of product sales representing approximately 54%, 62%, and 81% of MCII's new unit sales in 1998, 1997 and 1996, respectively. CUI operates across the United States with a fleet of 3,400 units, the largest provider of coach charter, tour and sightseeing services and one of the five largest non-municipal providers of commuter and transit coach services in the United States. CUI continues to implement a growth strategy that concentrates on the acquisition of coach operators, internal growth and developing economies of scale. Effective June 9, 1997, CUI signed an agreement with MCII pursuant to which CUI agreed that MCII would be the primary supplier of CUI's annual new coach requirements through 1999.

3. GOVERNMENT AGENCIES. Government-funded public transportation agencies utilize a variety of commuter, wheelchair-lift compatible and other specialty coaches. Given that the majority of units in this category are sold on a bid basis, management believes that the primary buying criterion for such customers is initial price for a given set of design specifications, with overall lifecycle costs as a secondary concern. The demand from such customers varies widely from year to year as government agencies periodically make large procurements, every three to six years on average. Sales to government agencies were approximately 15%, 13%, and 2% of MCII's new unit sales in 1998, 1997 and 1996 respectively.


     Two government authorities, NYCTA and NJTC, proved to be large customers in 1998, acquiring 180 and 50 units, respectively or approximately 77% of units sales to this segment.

4. COACH CONVERTERS. The coach conversion market involves the customizing of a coach interior for personal or corporate use. MCII sells coach shells to coach conversion companies. With the recent introduction of the E-Series unit (described below) MCII is optimistic of gaining market share in this sector, estimated to account for approximately 500 units in each of the last three years. In 1998, MCI sold 49 units to this segment

PRODUCTS.
MCII currently manufactures under the MCI trademark three integral-frame models. A fourth is due to enter production in 1999. MCII also distributes the Viaggio(R), a coach, which is produced in Mexico by Autobuses.

- THE D SERIES is a 102-inch wide vehicle available in either a 40 or 45 foot length with space for up to 55 seats. The model was introduced in 1992, although the unit evolved from a basic design over 25 years old. The unit is utilized in a broad range of applications and is MCII's most popular unit representing approximately 61%, 69%, and 68% of MCII's new unit sales in 1998, 1997, and 1996, respectively. The unit retails from $240,000 to $350,000 depending on customer specification and length.
- THE MC-12 MODEL is a lower-priced, line-haul coach, 40-feet long and 96 inches wide, produced principally for GLI although also having alternative applications. Sales of MC-12 units represented approximately 4%, 12%, and 16% of MCII's new unit sales in 1998, 1997, and 1996, respectively. The price range for this model is $240,000 to $275,000.
- THE E-SERIES "RENAISSANCE(R)" UNIT was introduced in 1997, the first all-new design from MCII in more than 25 years. The model incorporates many new design features including a spiral staircase and features 10 patented designs. The unit has been quickly accepted by its target tour and charter markets representing approximately 26% of MCII's new unit sales in 1998, compared with 4% in its launch year 1997. The Company intends to utilize the design in gaining further market share in the conversion market, an area in which it has not been an aggressive competitor in recent years. The approximate price of the E-Series unit is $375,000.
- THE G-SERIES unit will be introduced into the line-haul market in 1999, a design which will build on the experience of the E-Series unit. GLI, the launch customer for the product, has actively assisted the Company in the design of the unit, which will be phased into markets currently serviced by the MC-12 and some D-Series models. It is envisaged that the unit will be priced at approximately $260,000.
- THE VIAGGIO(R) 1000 is a unit manufactured by Autobuses, a subsidiary of MCII Holdings and distributed in the United States by Hausman Bus Sales, Inc. ("HBSI"), a subsidiary of MCII. Since its introduction in 1995 the unit has proved popular in an economy niche, competing primarily with used units. Viaggio sales represented approximately 9%, 15%, and 15% of MCII's new unit sales in 1998, 1997, and 1996, respectively. The Viaggio(R), which is manufactured under license from Marcopolo S.A. -- Carrocerias e Omnibus of Brazil, sells in a range of $225,000 to $270,000.

The manufacture of long-distance coaches is characterized by a high degree of flexibility with orders generally being engineered and built to operator's specifications. Buyers can choose from over 2000 options on each unit. The Company offers a standard warranty period of 24 months or 30 months, depending upon the coach model selected.

MARKETING.

In the United States and Canada, MCII relies on its direct-sales force to market the MCI and Viaggio coaches, with 18 full-time new coach sales representatives who make regular visits to both current and potential customers and attend major industry trade shows. Management believes that the attentiveness and visibility of MCII's sales force among coach operators solidify MCII's reputation and enhance its sales position. MCII uses agents to market its coaches overseas. MCII does not use distributors in the United States or Canada.

COMPETITION.
MCII has two principal competitors in the United States and Canadian coach market: Prevost, a subsidiary of Volvo, which management believes to be the largest of its competitors, and Van Hool. MCII has maintained a strong market position in the new coach market despite aggressive price competion. Management believes customer loyalty stems from a quality product and strong after-market parts and service capability. As well as convenience and cost efficiencies which operators derive from managing and servicing a fleet of coaches manufactured and supported by a single supplier. These efficiencies may exist for both larger, multi-site operators and smaller, independent operators, which rely on MCII for a variety of support services. The high resale value of MCII units has also proved popular with independent operators.

FINANCING.
MCII sells coaches for cash, credit terms (generally net 30 days) to its most creditworthy customers, and provides long-term financing as a necessary adjunct to its coach manufacturing business. Demand for new coach financing from MCII is primarily dependent upon the annual level of new coach sales as well as the availability of alternative sources of financing. MCII had $45.9 million of notes receivables at December 31, 1998.

MCII provides new and used coach financing to its inter-city coach customers principally through an affiliated, independent financing company, MCII Financial Services Inc. ("MCIFS"). MCIFS provides financing through its MCII Funding Inc. Subsidiary primarily at a floating rate of interest for three to five years, in the case of used coaches, and seven to 10 years in the case of new coaches.

MCII, through its wholly-owned leasing and financing subsidiary, BusLease, Inc. ("BLI"), also finances coaches for customers under operating leases and loans. The leases require security deposits and usually have a duration of three to seven years. At December 31, 1998, the book value of coaches being leased to customers under operating leases was approximately $18.5 million.

Periodically, BLI sells notes receivables to financial institutions and provides a limited guarantee to those institutions against losses related to such notes with respect to debtor defaults.


USED COACHES

MCII provides used coach brokerage and dealership services through HBSI. MCII offers used coaches in support of its new bus operations since typically 1/3 of all customers trade-in used coaches when buying new coaches. The size of the used coach business is dependent upon several factors, including the size of the entire coach fleet, new coach orders which generate trade-ins and the level of changes in the fleet composition of coach operators. Management estimates that the existing industry-wide fleet of over 38,000 coaches changes ownership every 12 years, creating an average used coach volume of about 2,500 units per year.

The used coach operations provided revenues for the years 1998, 1997, and 1996, of approximately $86.0 million, $50.4 million, and $52.3 million respectively. The used coach operations accounted for $72.0 million and $58.6 million of MCII's inventories at December 31, 1998 and 1997, respectively..

Due to MCII's installed base of coaches, its maintenance and repair capabilities, customer network and industry knowledge, HBSI is able to repurchase and resell a substantial volume of used coaches. Management believes that MCII's capacity to accept used coaches in support of new coach sales and resell them through its distribution system provides MCII with a competitive advantage. Management believes that HBSI's largest competitor in the dealership business is ABC Bus, Inc., which also serves as Van Hool's United States sales agent for new coaches.


REPLACEMENT PARTS

Management believes that MCII is the leading supplier of original equipment manufacturer ("OEM") quality replacement parts for the combined inter-city coach and transit bus aftermarkets in the United States and Canada. Through its Universal Coach Parts, Inc. ("UCP") subsidiary, MCII offers over 160,000 items necessary for coach and bus repair and regularly scheduled maintenance. MCII has six strategically located distribution outlets in the United States and Canada which allow MCII to promptly (if necessary, within 24 hours) deliver replacement parts nationwide. In addition to the core inter-city coach and transit bus parts business, MCII also distributes parts for school buses and diesel engines.

The large installed base of its vehicles further enhances MCII's competitive position in the parts business. The approximately 23,000 coaches and 47,000 transit buses in the United States and Canada originally produced by MCII creates a core demand for MCII parts, approximately 20% of which are proprietary to MCII and may not be purchased elsewhere. Despite the fact that MCII no longer manufactures transit buses, MCII continues to supply replacement parts to the Canadian transit bus market, and until November 1999, is the provider of OEM replacement parts for the RTS line of transit buses previously manufactured in the United States by MCII.

Universal Coach Parts Mexico, S.A. de C.V., a wholly owned subsidiary of UCP, supplies OEM replacement parts to the inter-city coach and transit bus aftermarkets in Mexico.

PRODUCT LINE.

The replacement parts business is segmented into high quality parts supplied by an OEM, which may fit coaches made by other manufacturers, and non-OEM parts, which are marketed primarily on a price basis. Management believes that MCII's current strength is in providing OEM parts that are either manufactured by MCII or acquired by MCII from the OEM. UCP in the United States and Motor Coach Industries Limited ("MCIL") in Canada offer a wide selection of replacement and repair parts to MCII's coach customers. In an effort to leverage further the competitive strength of its replacement parts business and distribution facilities, UCP has developed its own brand of alternate, non-OEM parts under the COACH GUARD(R) name. More than sixty products have been introduced under this brand name since its inception in 1993. UCP has also developed a line of remanufactured parts and components, which were introduced during 1994. Management believes that the availability of remanufactured products has permitted UCP to access new markets that are currently served by local and regional parts remanufacturers.

In 1994, UCP began marketing diesel engine parts under the name DIESEL GUARD(R) and also began targeting the school bus parts market. As a result of its focus on the school bus market, UCP purchased the assets of a school bus parts distributor, Billingsley Parts and Equipment, Inc., in April 1995 for $2.9 million.


MARKETING.

For sales of replacement parts, UCP utilizes 13 full-time field representatives, as well as telemarketing salespersons. The sales force makes regular visits to both current and potential customers, attends major industry trade shows, responds to advertisements for bids to supply replacement parts and uses telemarketing techniques. In addition, customer orders are facilitated through the use, by the sales force and certain of UCP's larger customers, of remote order entry terminals to minimize lead-time. Management believes that UCP's efficiency and responsiveness allow customers to minimize inventory-holding costs and to increase fleet utilization ratios.


CUSTOMERS.
Coach part customers served by UCP include both purchasers of MCII coaches as well as purchasers of non-MCII coaches such as Dina's Viaggio(R) coach model. Management believes that customers place considerable emphasis on the quality of parts purchased as well as the speed and efficiency provided by their parts suppliers. Under an agreement with GLI, which is terminable by either party upon 180 days notice, UCP supplies and manages most of GLI's inventory of replacement parts.

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


COMPETITION.
The replacement parts business is highly fragmented and competitive. Management believes that UCP's largest competitors are Prevost and Mohawk, for coach replacement parts, and the major transit manufacturers - BIA and Neopart (the parts operation of Neoplan), for transit bus replacement parts. The remaining competitors include other coach manufacturers, diesel engine manufacturers, niche marketers and local vendors. Management believes that the factors influencing the choice of parts suppliers include a supplier's proximity to the customer, the number of replacement parts offered, level of technical knowledge and support and, to a lesser extent, price. In addition, management believes that the installed base of vehicles manufactured by MCII, also provides UCP a distinct competitive advantage.

Management estimates that UCP has consistently captured a significant share of the replacement parts business in its core inter-city coach and transit bus parts segments (excluding engines, transmissions and related parts).


AUTOBUSES
Autobuses designs, manufacturers and sells coaches in the Mexican market and manufactures for sale in the United States which is distributed by HBSI.

In January 1997, Dina contributed 99.99% of the capital stock of Autobuses to MCII Holdings. This change in structure made Autobuses and its two subsidiaries, Autopartes Hidalguenses, S.A. de C.V. and Carrocera Sahagun, S.A. de C.V., indirect subsidiaries of MCII Holdings. Autobuses subsequently established MCII Buses (USA), Inc. as its third subsidiary.



                                                                           Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                      1998                  1997                     1996
                                                      ----                  ----                     ----

Autobuses' Mexican inter-city coach sales             325                    232                      40



                                                                           Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                      1998                  1997                     1996
                                                      ----                  ----                     ----
Total Mexican market sales.............              1,308                   772                      313
Autobuses' market share................                 25%                   30%                      13%
Autobuses' export sales................                126                   234                      270
Urban buses                                            211                   248                        3



MARKET AND CUSTOMERS
The use of coaches for inter-city travel in Mexico is more prevalent than in the United States due to lower per capita disposable income and a relatively under developed railway system. The current installed base of inter-city coaches in Mexico is approximately 34,000 units, compared with approximately 38,000 units in the United States, a country with nearly triple the population.

Market demand for coaches has proved sensitive to underlying economic conditions, particularly interest rates. The Mexican new bus market is still suffering from the consequences of the peso devaluation in late 1994

The provision of transit services is concentrated among relatively few companies. Management estimates that four companies, operate over half of the total long distance buses in the country. Due to the existing fleets and purchase agreements each operator is closely identified to specific manufacturers. The acquisition strategy of any of the four operators tends to have a very important determinant on the market dynamics in each particular year.

In 1993, Autobuses entered into a thirty-year contract with Grupo Estrella Blanca, S.A. de C.V. ("Estrella Blanca"), pursuant to which Estrella Blanca agreed to purchase coaches exclusively from Autobuses so long as Autobuses priced its coaches competitively with the Mexican coach market. Due to the crisis in the Mexican economy and Estrella Blanca's distressed financial condition, Autobuses made no sales to Estrella Blanca in 1995, 1996 or 1997, but was paid in full by FOBAPROA, a trust established by the Mexican government to assist financially distressed vital service entities in Mexico, for the coaches delivered to Estrella Blanca in 1994. Following the financial recovery of Estrella Blanca, in 1997 Autobuses and Estrella Blanca agreed to extend the contract for the sale of coaches until 2027.

PRODUCT LINE

Currently Autobuses manufactures two intracity coach models and a transit bus model in Mexico, available in five variations.
- THE VIAGGIO(R) MODEL is manufactured by Autobuses under a license from Marcopolo SA -- Carrocerias e Omnibus, a Brazilian bus manufacturer. Autobuses produces two products: the two axle 850 and the three-axle 1000 unit, for different niches in the Mexican market. Autobuses also produces a variant of the 1000 compliant with Department of Transportation ("DOT") regulations for sale in United States markets; Such sales are handled by MCII's HBSI subsidiary.
- THE F-SERIES models were introduced in the first quarter of 1998 with the launch of the F-11. This new unit has proved popular with operators, representing over half of total Autobuses deliveries in 1998. The unit is a basic line-haul product produced from a proprietary design, which offers operators an attractive unit at an economic price. Autobuses launched the F-12, a twelve-meter unit in the first quarter of 1999. Management is considering producing a DOT unit for the US market.
- In 1994 Autobuses introduced to the cities and urban transit bus for use in inner-city markets.

COMPETITION.
     Autobuses competes against two other major companies --Mexicana de Autobuses (MASA), which had been operating under bankruptcy laws until it was acquired by Volvo in 1998, and Omnibus Integrales. Each manufacturer is closely affiliated with a specific operator. Autobuses' market share was 25% in 1998 compared with 30% and 13% in 1997 and 1996, respectively.

     The bases for competition in the inter-city coach market are original sales price, parts availability and U.S.-manufactured componentory. Autobuses believes it enjoys a competitive advantage due to its domestic production facilities, its U.S.-designed components, the ability to tailor bodies to customer specifications by offering a wide array of seating options and other amenities, the well-established Dina brand names, nationwide replacement parts availability and the imposition of tariffs on new coach imports by companies located in countries that are not subject to the terms of NAFTA.

DISTRIBUTION.
      Except for sales in the United States by HBSI, coaches and transit buses are currently sold by Autobuses directly to end users without the use of distributors.


PRODUCTION.
      Autobuses assembles coaches at its plant in Ciudad Sahagun, Mexico. In addition to Marcopolo bodies, Autobuses uses several suppliers, primarily in the United States, for materials, components and other parts. Purchases from these suppliers provide substantially all of Autobuses' requirements for diesel engines, transmissions, suspensions, axles, brakes, electronic components, glass parts and most components for bodies. Autobuses operates one line at its plant with the capacity to produce 1,800 coaches annually.

     In 1998 Mexicana Manufactura Especiales ("MME") was formed as a subsidiary of MCII Trucks, a wholly owned subsidiary of MCII Holdings. MME will establish six facilities in the city of Guadalajara, Mexico and the surrounding Jalisco state with the intention of manufacturing automotive parts for both subsidiaries of Dina, including MCI and Dina Autobuses, and outside parties. In establishing such a subsidiary management hopes to achieve considerable cost savings through eliminating component outsourcing, as well as improve quality standards. Initially parts production will focus on brake parts, sub-assembly, windows, hoses, exhaust tubing, seats, electrical harnesses, steel shapes and structural tubing; Later products will include bus bodies.

OTHER CONSIDERATIONS

BUSINESS STRATEGY

In recent years MCII has benefited from the strength of the US economy. Management is aware of the cyclical nature of the business and is pursuing the following strategies to maximize profitability.

MAINTAIN A TECHNOLOGY ADVANTAGE OVER COMPETITORS
In the last two years, the Company has introduced two new model lines, the E-Series "Renaissance" for use in luxury tour & charter markets, and the F-Series a budget line haul model designed for the Mexican marketplace. Management believes that each unit is highly competitive within each specific market place and that customer acceptance of both units has been high in 1998. In 1999, the Company intends to introduce the G-Series unit, which will enter pilot production late in the year. The all-new unit, designed in conjunction with GLI, incorporates many of the design lessons derived from the introduction of the E-Series unit and is targeted to serve the needs of the line haul market.

SEEK NEW MARKET NICHES AND GEOGRAPHIC OPPORTUNITIES
In 1999, Management intends to build on the success of recently launched units. In the United States Management will increase its marketing of E-Series units into the conversion segment. The Company is also examining the possibility of introducing the F-Series model into this niche. In Mexico, the Company will introduce a twelve-meter version of the F-Series market to broaden the availability of options to operators. In the longer term the Company is considering marketing the F-Series unit internationally, with a particular focus into Latin America.

IMPROVE THE SERVICE ASPECTS OF THE BUSINESS
Management firmly believes that a major reason behind the Company's success has been its dedication to offer customers the best in service. This culture is one reflected in the full-service approach to business undertaken by MCII, including new bus sales, used bus sales, financing, leasing and parts. In 1998, the Company opened three new facilities in Dallas, Montreal and Los Angeles while other such facilities are planned. At UCP, the Company announced the consolidation of facilities in a new custom-built facility in Louisville, Kentucky. The strategic location of this facility will permit orders placed as late as 10pm to be delivered next day to customers nationwide.

LEVERAGE LOW COST MANUFACTURING
The Company continues to seek to lower manufacturing costs particularly by leveraging Autobuses's underutilized facilities in Ciudad Sahgun, Mexico. In a limited manner this process commenced with the introduction of the Viaggio(R) 1000 DOT units, which have filled a niche in the United States and Canadian markets.

RESEARCH AND DEVELOPMENT.
The Company devotes significant resources to developing new products and proprietary technology in order to expand and enhance its product line, reduce production costs and improve service to customers. The Company conducts engineering, testing and design at three facilities in Winnipeg, Manitoba; Roswell, New Mexico; and Ciudad Sahagun, Mexico. In addition, the Company periodically engages the services of engineering, testing and design companies. The Company spent $10.2 million, $6.7 million and $7.3 million in the fiscal years ended December 31, 1998, 1997 and 1996, respectively on research and development. Current research and development projects for the Company's coach operations include the G-Series and F-Series coach models.

RAW MATERIALS/COMPONENTS
         The Company's manufacturing/assembling operations utilize raw material and components supplied by diverse North American and international sources. Major component parts, such as engines, axles, transmissions, suspension, seats and air conditioners, are provided by original equipment manufacturers.

         For certain materials and major components, the Company relies primarily on a limited number of suppliers, namely Meritor for axles, Detroit Diesel for engines, Allison Transmission for transmissions, Carrier for air conditioning units and Atlas Alloys for stainless steel. Alternate suppliers used to a lesser extent or available for use are Dana Corporation and Eaton Corporation for axles, Cummins and Caterpillar for engines, Eaton Fuller and ZF Friedrichshafen AGA for transmissions, Thermoking for air conditioning units and Namasco Ltd. and others for stainless steel. Although there are additional alternate suppliers, the Company's customers demand the component parts that are currently assembled into its coaches. The Company also relies on component parts and design technology provided by Marcopolo in the assembly of its Viaggio(R) coach models.


GOVERNMENT REGULATION
The operations of, and the products manufactured by, MCII Holdings' subsidiaries are subject to various United States federal and state and Canadian federal and provincial laws and agency regulations. In the United States, these regulations include the Clean Air Act and other environmental acts which regulate coach engine emissions and plant operations; Federal Motor Vehicle Safety Standards which establish minimum safety standards for various components of coaches; the Americans With Disabilities Act, which specifies accessibility standards for the physically challenged; and Buy America legislation prohibiting the use of federal funds for coaches with less than 60% United States content. In Canada, regulations include various environmental acts, which regulate coach plant operations, and Canadian Motor Vehicle Safety Regulations that establish minimum safety standards for various coach components. Although the Canadian government has not adopted accessibility standards for the physically challenged, such standards are currently the subject of several official studies. MCII Holdings cannot accurately predict future expenses or liability which might be incurred as a result of such laws and regulations.

The Americans with Disabilities Act required, among other things, that the Department of Transportation ("DOT") promulgate handicapped accessibility standards for coaches. On September 28, 1998, DOT issued final regulations regarding coach accessibility requirements. The rules require that all coaches delivered to large line haul operators beginning October 2000 must be handicapped accessible. Further, the rules also contain certain other requirements concerning accessible fleet percentages and providing accessible service. The Company cannot predict whether rules, will have a material adverse effect on an operator's business and possibly on the Company's coach business.

         Sales of coaches to the public sector in the United States are typically to local transit authorities, paid for in part by federal grants administered by the FTA and subject to the Buy America Act. The Buy America Act generally prohibits the use of federal funds for coach procurements unless (1) the cost of the coach components manufactured in the United States equals or exceeds 60% of the cost of all components and (2) final assembly of the coach occurs in the United States. While the Company believes that its manufacturing processes comply with the Buy America requirements for coach sales that are subject to the act, the Company cannot predict whether any future changes made by the Federal Transit Administration to the Buy America regulations would have any material effect on the Company.

         The operations and products of the Company are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The fundamental environmental law in the

Mexican federal system is the Ley General de Equilibrio Ecologico y Proteccion al Ambiente (the General Law of Ecological Balance and Environmental Protection, or the "Ecological Law"). Under the Ecological Law, rules have been promulgated concerning water pollution, air pollution, noise pollution and hazardous substances. Additionally, the Mexican federal government has enacted regulations concerning the importation and exportation of hazardous materials and hazardous wastes. The Ministry of the Environment, in conjunction with other governmental entities, state and municipal governments and with the participation of the social and private sectors, is the Mexican federal agency in charge of overseeing compliance with the federal environmental laws. The Ministry of the Environment has the authority to enforce the Mexican federal environmental laws. As part of its enforcement powers, the Ministry of the Environment can bring administrative and criminal proceedings against companies that violate environmental laws, and it also has the power to close non-complying facilities.

         It is possible that changes in Mexican federal and state environmental laws, or their interpretation or enforcement, could result in material costs to the Company. At this time, management of the Company is not aware of any pending legislation which might, if passed, result in material costs to the Company.

         All of the engines used on the Company's coaches comply with current United States and Mexican government emissions standards.

         After the implementation of NAFTA in 1994, the Mexican Auto-Transportation Decree was replaced with a transitional system of quotas which were to be phased out over five years. Commencing in 1999, such import limitation is scheduled to be eliminated. NAFTA permits Mexico to maintain quotas on parts and components for a ten-year period. Under NAFTA, Mexican import tariffs for 1994 were 9% for components and 8% for engines. These tariffs will be phased out over a ten-year period with respect to new United States and Canadian coaches that satisfy NAFTA's United States, Canadian and Mexican regional content requirements (50% regional content required to qualify for reduced tariffs in 1994 to 1998, 55% in 1999 to 2002 and 60% thereafter). In addition, under NAFTA, Mexican import tariffs on coach parts and components will be phased out over a ten-year period. The present prohibition on importing used coaches into Mexico will be maintained under NAFTA for 15 years and then will be eliminated over a ten-year transition period, permitting the importation of used coaches into Mexico with model ages not exceeding ten years. Dina products imported by MCII for sale in the United States and Canada are subject to various United States and Canadian laws and regulations.


PATENTS AND TRADEMARKS
MCII Holdings owns numerous trademarks and patents that MCII Holdings believes give it a competitive advantage in the marketplace. United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The trademarks owned and used by MCII Holdings include the MCI, and FLXIBLE marks. COACH GUARD and DEISEL GUARD marks are in use in the replacement parts operations. MCII Holdings owns numerous patents protecting, among other things, various aspects of the MCI coaches. Patents are granted for a term of 17 years. MCII Holdings has the right to use the Greyhound name and the "Image of the Running Dog" for the manufacture and sale of inter-city coaches, transit buses and replacement parts in all countries other than the United States, Canada and Mexico.

In Mexico, Dina has registered certain trademarks including DINA, DIMEX and Citus. The Company also uses the Viaggio brand under license from Marcopolo in Mexico, and owns the same trademark in the United States. The Company has certain patents relating to its advanced "torsilastic" suspension system and other components used in coaches. The Company operates under license for numerous patents relating to its products and their manufacture held by third parties. While many of these patents are considered important to particular products, no particular patent or group of patents is considered by the Company to be essential to its business as a whole.

EMPLOYEES
As of December 31, 1998, the Company had approximately 4,800 employees, with approximately 1,400 in the United States, 2,300 employees in Canada and 1,100 in Mexico. The hourly workers at most locations are organized and represented by unions. Approximately 2,500 employees of the total work force are represented by labor unions. The largest contracts are with the International Association of Machinists and Aerospace Workers (the "IAM") in Winnipeg, Manitoba and Pembina, North Dakota. The IAM contracts at Pembina expire September 30, 2000; those at Winnipeg will expire in January 2000. MCII's subsidiaries have historically enjoyed satisfactory relations with both union and non-union employees.

Approximately 800 Mexican employees are represented by the Independent Union of Workers in the Automotive and Related Industries (the "Automotive Workers Union".) In accordance with Mexican law, the salary provisions of these agreements are renegotiated every year with the benefits provisions every two years. The salary provision was renegotiated in February 1999. On February 10, 1999 the Company announced that it had reached agreement with the unions to increase workers' salaries 18% immediately with an additional 4% in benefits.

The Company has experienced labor stoppages in early 1992, February 1994, and most recently in February 1999 when Mexican production was halted for nearly one week.


ITEM 2.   PROPERTIES

         The Company owns manufacturing and assembly plants in the United States, Canada and Mexico. Additionally, the Company owns or leases various replacement parts and repair facilities in the United States and Canada. The Company also owns or leases other properties in Mexico, including a vehicle and parts distribution center.

         The following table is a summary of the approximate square footage of the Company's facilities as of December 31, 1998:


                                  United States             Canada                 Mexico                    Total
                                  -------------             ------                 ------                    -----
       Facility Type
       -------------
Manufacturing                         186,000                767,000              1,359,000                2,312,000
Replacement parts                   1,087,000                104,000                653,880                1,844,800
Modification or repair                134,000                      0                      0                  134,000
                                    ---------             ----------              ---------                ---------
     Total square feet              1,407,000                871,000              2,012,880                4,290,800
                                    =========             ==========              =========                =========

         Ownership
         ---------
Owned property                        782,000                811,000              1,359,000                2,952,000
Leased property                       625,000                 60,000                653,880                1,338,880
                                    ---------             ----------              ---------                ---------
     Total square feet              1,407,000                871,000              2,012,880                4,290,800
                                    =========             ==========              =========                =========


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

         The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income related to transactions with a United States based subsidiary of the Company. Revenue Canada has issued a formal reassessment on the 1985 return. The Company has filed a notice of objection for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $23,000,000 plus interest of approximately $47,000,000 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis, which could result in additional income taxes and interest. These amounts are all before recoveries of United States federal income taxes which may be available to offset a portion of any additional taxes paid to Canada, as these years are still open for United States federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability were $70,000,000, then approximately $45,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.


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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
This item has been omitted pursuant to General Instruction I of Form 10-K, which provides for a reduced disclosure format.


                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA
         This item has been omitted pursuant to General Instruction I of Form 10-K, which provides for a reduced disclosure format.


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

MCII HOLDINGS OPERATING HIGHLIGHTS

                                                                       1998                   1997                  1996
                                                                       ----                   ----                  ----

         Units:
              United States and Canadian Operations
                   MCII New Coaches                                    1,670                  1,279                 1,245
                   Viaggio Coaches                                       159                    222                   226
                   Used Coaches                                          779                    496                   571
               Mexican Operations
                   Intercity Coaches                                     325                    232                    40

                                                                                         (000 OMITTED)
         Revenues:
              United States and Canadian Operations
                  Coach and Support                                  $ 677,661             $ 503,635              $ 499,611
                  Replacement Parts                                    172,815               190,178                161,682
              Mexican Operations                                        81,307                45,970                  5,791
                                                                     ---------             ---------              ---------
                                                                     $ 931,783             $ 739,783              $ 667,084
                                                                     =========             =========              =========
         Operating income:
              United States and Canadian Operations
                  Coach and Support                                  $ 70,114              $  46,785              $ 39,865
                  Replacement Parts                                    21,497                 15,754                14,788
              Mexican Operations                                       (9,740)                15,914                 5,180
                                                                     --------              ---------              --------
                                                                     $ 81,871              $  78,453              $ 59,833
                                                                     ========              =========              ========


RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

         Revenues increased 26% in 1998 to $931.8 million due to strong customer demand and acceptance of the E-Series Coach in the United States and Canada and improving economic conditions in Mexico. Operating income increased 4% to $81.9 million. Operating income in the United States and Canada increased $29.1 million, or 46%, to $91.6 million, due to increased sales, reduced production costs, and recovery of business insurance claims for business interruptions caused by flooding conditions in 1997. Operating income in Mexico decreased $25.7 million to a loss of $9.7 million Net income from continuing operations was $38.6 million in 1998, compared with $38.2 million in 1997.

MCII

         MCII's revenues were a record $850.5 million in 1998, an increase of $156.7 million, or 23%, over 1997. New coach deliveries were a record 1,670, up 32% from 1997. Improvements were derived from the continued high growth / low interest rate environment of the United States economy which has heightened demand for coach travel and facilitated lower cost financing for operators. Growth was particularly enabled by the non-recurrence of production problems that impacted the Company during 1997 (flooding conditions during the second quarter and difficulties associated wit h the initial rollout of the E-Series coach.

         The increasing acceptance of the new E-Series unit has been a major feature of the demand profile. Sales reached 482 units in 1998, compared to 67 units when introduced in 1997.

         The used coach business responded well to management initiatives aimed at increasing turnover, with sales advancing to 779, compared to 496 units in 1997. Over the course of 1998, HBSI accepted 733 units as trade-ins as part of new unit transactions.

         Parts sales declined 9%, to $172.8 million. Traditionally, parts demand has run in a counter-cyclical manner to the demand for new units and this trend appears to continue.

         MCII's operating income of $91.6 million represented an increase of $29.1 million from $62.5 million in 1997. MCII's coach manufacturing operations benefited from the increasing production efficiency of the E-Series unit as the learning curve of the model rollout continued to improve. Other cost improvements resulted from the settlement of flood related insurance claims in 1998 ($8.0 million) and reduced new product start-up costs ($7.3 million).

Mexico

         Mexican sales continued to improve in 1998, reaching $81.3 million, an increase of $35.3 million. Deliveries of inter-city coaches increased to 325 units in 1998 from 232 units in 1997. Replacement parts sales increased $13.7 million, or 164%, to $22.0 million in 1998.

         Mexican operating losses of $9.8 million were a disappointment compared to income of $15.9 million in 1997. Earnings at Autobuses declined $18.2 million, due to higher commissions expense of $1.1 million and increased provision for bad debts of $3.9 million. Mexicana had start-up losses of $2.2 million, caused mainly by new product start-up costs of $1.4 million. Finally, manufacturing profits on Viaggio units sold in the United States decline by $5.7 million.

Other Income and Expense

         Other income and expenses reduced income by $12.0 million in 1997, compared with $19.0 million. The favorable effect of $5.0 million was essentially due to a gain on the sale of an equity investment.

         On September 14 1998, a subsidiary of MCII Holdings sold its 10% stake in Mexicana de Autobuses S.A. de C.V. (MASA) for $7 million in cash. The Company acquired its 10% ownership interest in MASA in 1995 and had revalued the investment to zero when MASA subsequently filed for bankruptcy. The 1998 gain on the sale was $5.0 million before taxes, after reimbursing Dina for $2 million in related expenses.

         Net interest expense was $20.0 million in 1998, compared with $21.9 million in 1997. Dina allocated net interest income of $8.8 million to Autobuses in 1998, compared with Dina's allocation of net interest income of $1.4 million to Autobuses in 1997. Therefore, external interest expense increased approximately $5.5 million, primarily due to Autobuses Pre-Export Notes.


Income Taxes

         The effective income tax rate increased to 44.8% in 1998 from 35.8% in 1997 primarily due to the decline Autobuses' Mexican income. Autobuses has generated net loss carry-forwards in prior years as a result of economic difficulties encountered in the early 1990s. The Company had not previously recognized the carry-forward benefit of such losses due to the uncertainty of the realization of such benefits. Therefore, these loss carryforwards were recognized in 1997 to offset Autobuses 1997 income. Due to the continued uncertainty of the realization of any net operating loss carryforwards, Autobuses' 1998 Mexican losses were recorded without income tax benefits.

         1997 COMPARED WITH 1996


         Results in 1997 were characterized by strong market demand for units being negated by production problems at MCII and resulting in lower market share and flat sales. Mexican sales indicated substantial year-on-year improvements although the overall level of activity was still very depressed due to the after effects of the 1994 peso crisis. Revenues for 1997 were $739.8 million, 11% higher than those generated in 1996. Operating income increased 31% to $78.5 million. Net income from continuing operations was $38.2 million in 1997, compared with $27.7 million in 1996 (net income for 1996 was $21.8 million, which reflected an additional $5.0 million expense incurred for MCII's discontinued transit manufacturing business and $0.9 million of debt issuance costs.)

MCII

         Despite very strong underlying strength in the United States coach market, MCII was unable to take full advantage of such growth due to two production problems: (1): The flooding of the Red River in the second quarter of the year closed access roads to MCII's manufacturing operations in the United States and Canada, and unfavorably affecting production; and (2): Production difficulties encountered with the introduction of the E-Series unit over the course of the year. As a result of these two factors, new coach sales were 1,279 in 1997, compared with 1,245 in 1996. Sales of Viaggios in the United States declined to 222 units in 1998, compared with 226 in 1996. To compensate customers who experienced delays as a result of the production difficulties, the Company leased 75 used units at favorable terms. As a result of such leases, used coach sales declined to 496 in 1997, compared with 571 in 1996. MCII's revenues of $693.8 million in 1997 increased from 1996 by 5% as coach manufacturing revenues increased 1% against the prior year and replacement parts' revenues of $190.2 million in 1997 increased from 1996 by 18%, due largely to the 1996 acquisition of certain assets of the Flxible business.

         MCII's operating income of $62.5 million in 1997 was a $7.9 million increase over MCII's operating income in 1996. Operating income from MCII's coach manufacturing operations increased $6.9 million in 1997, due to improved operating cost control efforts which more than offset $7.3 million in new product start-up costs and $0.9 million of additional corporate office relocation costs. Operating income from replacement parts increased $1.0 million in 1997, due to higher sales volume.

Mexico

         In Mexico, Autobuses continued to reposition itself in response to the lingering problems created by the 1994 devaluation and ensuing severe economic recession. In 1997, Autobuses' domestic sales increased to 232 units, compared with sales of 40 units in 1996. In addition, Autobuses, in a new business initiative, leased 440 transit bus units during 1997, including 240 units to a related party. Mexican revenues in 1997 of $46.0 million increased by $40.2 million over 1996 revenues.

         Mexican operating income increased $10.7 million in 1997 due to higher revenues in Mexico and higher manufacturing profit on units sold in the United States.

Other Income and Expense

         Other income and expenses reduced income by $19.0 million in 1997, compared with $13.7 million. The unfavorable effect of $5.3 million was due to higher net interest expenses.

         Interest expense increased $5.8 million to $21.9 million in 1997, reflecting higher debt levels at MCII (greater use of revolving bank credit facilities) and Autobuses (pre-export loans and notes). Dina allocated net interest income of $1.4 million to Autobuses in 1997, compared with Dina's allocation of net interest expense of $1.5 million to Autobuses in 1996.

Income Taxes

         The effective income tax rate declined to 35.8% in 1997 from 40.0% in 1996 primarily due to the application of net loss carry-forwards to Autobuses' increased Mexican income. Autobuses had generated net loss carry-forwards in prior years as a result of economic difficulties encountered in the early 1990s. The Company had not previously recognized the carry-forward benefit of such losses due to the uncertainty of the realization of such benefits. In 1997, the Company was able to offset these losses against the current year's income. Consequently, Autobuses' 1997 Mexican profits for book purposes were recorded with no income tax.

OTHER FACTORS.

FINANCIAL RESTRUCTURING

         On June 3, 1996, the Company became contingently liable for payments of principal and interest on the Senior Secured Discount Notes due 2002 ("Discount Notes") of Dina, the parent company. It was intended that all payments with respect to the Discount Notes would be paid by Dina, and that payments would be made by the Company only in the event of the inability of the parent company to service the debt. Effective December 31, 1998, the Company recognized it's liability for interest and principal payments with regard to this debt obligation due to substantial doubt about the parent company's ability to service the debt. Consequently, the Company recorded $206,499,680 of additional debt as more fully described in Note 16, accrued $2,919,000 of interest payable, and adjusted shareholder's equity accordingly.

         As at December 31, 1998, Transportation Manufacturing Operations Inc. ("TMO") a principal subsidiary of the Company, had a $170 million US revolving credit agreement ("the Senior Credit Facility") with a nine bank syndicate to finance working capital and other general corporate needs, as more fully described in Note 16. This credit facility expires on October 1, 1999, and the lenders have indicated that they are not willing to extend the maturity of this agreement. In addition, during 1998, the Company was required to reduce existing long-term debt obligations by $50 million, consisting of a $25 million principal payment on TMO's Senior Term Notes, due 2002, a $12 million reduction in it's Canadian bank credit facility, and a $13 million principal payment on the Pre-Export Notes due 1999 (see Note 16).

         As a result of the debt reductions during 1998 and the additional debt obligations and working capital requirements for 1999, the Company does not expect to generate sufficient cash flow from operations to fund both short term requirements and meet the required expiration of the US credit facility.

         On March 18, 1999, the Company engaged CIBC Oppenheimer Corp. and its affiliates (" CIBC Oppenheimer") to act as the Company's lead bank agent, financial advisor, initial purchaser, placement agent and underwriter to undertake a financial restructuring of the debt obligations of the Company and the parent company.

         On April 15, 1999, TMO executed an agreement with CIBC Oppenheimer for the issuance of $40 million of Senior Subordinated Increasing Rate Notes ("the IRNs"), due December 31, 1999 (subject to extension to March 31, 2000). This bridge financing will be used by TMO to meet short-term working capital requirements while the financial restructuring process is underway. The IRNs will mature on December 31, 1999 (with an option to extend the maturity to March 31, 2000) and will bear an increasing rate of interest, commencing with a rate that will be the greater of (i)LIBOR plus 6.50% or (ii) 11.625%, and increasing by 25 basis points (0.25%) every 30 days that the IRNs are outstanding to a maximum rate of 18%. As a condition of the consent of the existing lenders, interest above 15.0% must be paid in kind. The IRNs will rank senior to all existing subordinated debt and subordinated to all existing senior debt of TMO. The agreement provides TMO with an option to redeem the IRNs, in whole, but not in part, at any time prior to maturity at fixed redemption prices. TMO must also redeem the IRNs at a fixed redemption price upon a change in control of TMO or any of its parent companies. TMO has the option to extend the maturity date of the IRNs to March 31, 2000, at the maximum interest rate of 18.0% (with interest above 15.0% paid in kind). However, as additional consideration for the extension, TMO will be required to issue to the existing noteholders an additional $4 million aggregate principal amount of IRNs (the "Extension IRNs"). The IRNs are subject to certain affirmative and negative covenants customary for this type of financing, and are guaranteed by TMO's material domestic subsidiaries.

         On April 15, 1999, TMO and its principal subsidiaries obtained the necessary consent and related amendments required from the existing lenders to permit the bridge financing and remain in compliance with certain financial covenants. In consideration for the consent of the existing lenders, TMO agreed to certain changes in the terms of the existing debt agreements, as further described in Note 16.

         In addition to the bridge financing, the Company, in association with CIBC Oppenheimer, has developed a financial restructuring plan to refinance all of the material debt obligations of the parent, the Company and their respective subsidiaries. The new financing is expected to result in gross proceeds to the Company of approximately $715 million. The proceeds of the new financing are expected to be used by the Company to refinance certain indebtedness of the parent, the Company and their respective subsidiaries including, but not limited to, the IRNs, the US and Canadian revolving credit facilities, the 9.02% Senior Term Notes due 2002, and the Senior Secured Discount Notes due 2002. The
Company expects to complete the new financing and the refinancing prior to the October 1, 1999 maturity of the existing US credit facilities.

         While there is no assurance that the financial restructuring plan will be completed successfully at this time, the Company is continuing to work with CIBC Oppenheimer to execute this plan. In the event that the financial restructuring cannot be completed prior to the October 1, 1999 maturity, the Company is also exploring alternatives to generate additional cash flow including, but not limited to, selling substantial Company assets and seeking strategic investors.

YEAR 2000 READINESS DISCLOSURE

         In today's business environment, companies have developed a strong technological interdependence with each other. As the Year 2000 draws near, many businesses are increasingly concerned about how their business applications, as well as those utilized by their business partners, will handle the century date change. A summarized definition of the Year 2000 issue is the inability of certain computer systems, software, and embedded-technologies to recognize or process dates beyond December 31, 1999. This problem may cause significant disruptions in manufacturing, administrative, and distribution processes, as well as other computer supported activities.

         The Company has developed a plan to ensure that its systems have the ability to process transactions in the year 2000. The Company believes that it has identified the applications that will need to be modified to properly utilize dates beyond December 31, 1999. Both internal and external resources will be utilized to reprogram and test software for Year 2000 compliance.

         It is anticipated that the Year 2000 project will be completed no later than September 1999. The estimated total cost of making the systems Year 2000 compliant is approximately $2.0 million. This cost will be expensed as incurred except for the installation of new applications that are already Year 2000 compliant.

         Based on present information, the Company believes that it will be able to achieve Year 2000 compliance through a combination of modifications to some existing systems and the purchase of other systems that are already Year 2000 compliant. The Company believes that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material effect on its financial results in 1999.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.





                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      This Item has been omitted pursuant to General Instruction I of Form 10-K, which provides for a reduced disclosure format.

ITEM 11. EXECUTIVE COMPENSATION
         This item has been omitted pursuant to General Instruction I of Form 10-K, which provides for a reduced disclosure format.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT This item has been omitted pursuant to General Instruction I of Form 10-K, which provides for a reduced disclosure format.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         This item has been omitted pursuant to General Instruction I of Form 10-K, which provides for a reduced disclosure format.



                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)LIST OF DOCUMENTS FILED

      1. FINANCIAL STATEMENTS

         Report of Independent Accountants

         Statement of Consolidated Income,
         Years ended December 31, 1998, 1997, and 1996

         Balance Sheet, December 31, 1998 and 1997

         Statement of Consolidated Changes in Stockholder's Equity, Years ended December 31, 1998 and 1997.

         Statement of Consolidated Cash Flows,
         Years ended December 31, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements

       2.FINANCIAL STATEMENT SCHEDULES

         Report of Independent Accountants

         Schedule I -- Condensed Financial Information of Registrant

         All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

3. EXHIBITS

     EXHIBIT NO.               DESCRIPTION
     -----------               -----------

        3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

        3.2 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Dina's Registration Statement Form F-1/S-1, File No. 333-08843)

        4.1 Credit Agreement, dated as of September 30, 1996, among Transportation Manufacturing Operations, the Lenders named therein and NBD Bank, as Administrative Agent (incorporated by reference to Exhibit 4.3 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

        4.2 Amendment No. 1 to Credit Agreement, dated as of December 17, 1996, by and between Transportation Manufacturing Operations, Inc. and NBD Bank, as Administrative Agent, Swing Line Bank and Issuing Lender (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the fiscal year ended December 31, 1996)

        4.3 Amendment No. 2 to Credit Agreement, dated as of May 23, 1997, among Transportation Manufacturing Operations, Inc., the Guarantors named therein, the Lenders named therein, The First National Bank of Chicago, as Swing Line Bank and an Issuing Lender, and as Administrative Agent, and NBD Bank, as Swing Line Bank and an Issuing Lender, and as the resigning Administrative Agent

        4.4 Amendment No. 3 to Credit Agreement, dated as of September 25, 1997, among Transportation Manufacturing Operations, Inc., the Lenders named therein, The First National Bank of Chicago, as Administrative Agent, and The Bank of New York, as Co-Agent

        4.5 Amendment No. 4 to Credit Agreement dated as of June 26, 1998, among Transportation Manufacturing Operations, Inc., the Lenders named therein, The First National Bank of Chicago, as Administrative Agent, and The Bank of New York as Co-Agent

        4.6 Note Agreement, dated as of November 15, 1994, among Transportation Manufacturing Operations, Inc. and the Purchasers named therein governing the 9.02% Senior Notes due November 15, 2002 (incorporated by reference to Exhibit 3.23 to Dina's Form 20-F for the year ended December 31, 1994)

        4.7 Amendment to Note Agreement, dated as of April 7, 1995, among Transportation Manufacturing Operations, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.4 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

        4.8 Amendment to Note Agreement, dated as of September 1996, among Transportation Manufacturing Operations, Inc. and the Holders named therein

        4.9 Amendment to Note Agreement, dated as of October 30, 1997, among Transportation Manufacturing Operations, Inc. and the Holders named therein

        4.10 Intercreditor Agreement, dated as of September 30, 1996, by and among the Lenders under the Credit Agreement dated as of

                September 30, 1996, NBD Bank, and the holders of the 9.02% Senior Notes due 2002 (incorporated by reference to Exhibit 4.6 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

        4.11 Indenture, dated as of April 30, 1996 between Dina and IBJ Schroder Bank & Trust Company, as Trustee, relating to the 9.02% Senior Notes due November 15, 2002, including the form of Old Note and New Note, filed as Exhibit 2.4 to Dina's Annual Report on Form 20-F for the year ended December 31, 1995 and incorporated by reference herein (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K for the fiscal year ended December 31, 1996)

        4.12 Form of 9.02% Senior Note due 2002 (incorporated by reference to Exhibit 2.4 to Dina's Annual Report on Form 20-F for the year ended December 31, 1995)

        10 Employment Agreement, dated as September 30, 1996, between Transportation Manufacturing Operations, Inc., and James P. Bernacchi (incorporated by reference to Exhibit 10.24 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)


        12      Computation of ratio of earnings to fixed charges

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

DATE:  April 15, 1999           MCII HOLDINGS (USA), INC. (Registrant)


                                  By:  /s/
                                      -----
                                  Director, Chief Executive Officer

                                  By:  /s/
                                      -----
                                  Chief Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                                    Title                               Date
  ---------                                    -----                               ----




/s/ Rafael G\mez
----------------------------           President and Director                  April 15, 1999
Rafael G\mez Flores               (Principal Executive Officer )

          /s/
      ----------                                                               April 15, 1999
Jose Ignacio Moreno                   Chief Financial Officer


          /s/
      ----------                             Director                          April 15, 1999
Gamaliel Garcia Cortes


          /s/
      ----------                              Director                         April 15, 1999
Stephen P. Glennon


                            MCII HOLDINGS (USA), INC.
                              RESTATED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  AND SCHEDULES

Report of Independent Public Accountants

To the Stockholder of MCII Holdings (USA), Inc.:

     We have audited the accompanying consolidated balance sheets of MCII Holdings (USA), Inc. and its subsidiaries (the "Company") as of December 31, 1998 and December 31, 1997 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and December 31, 1997, and the consolidated results of its operations and cash flows for the in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 and 16 to the financial statements, the Company and its principal subsidiaries have significant debt obligations, including a US bank credit facility that expires on October 1, 1999. The Company does not expect to generate sufficient cash flow from operations to meet its current debt obligations and provide for growth in working capital. While the Company plans to refinance all of its existing material debt obligations prior to maturity, no binding agreement currently exists to undertake the refinancing. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management plans with regard to this matter are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Arthur Andersen LLP

     Chicago, IL
     April 15, 1999

Report of  Independent Accountants

To the Stockholder of MCII Holdings (USA), Inc.:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholder's equity and cash flows (as restated for acquisition of affiliate, see
         Note 2) present fairly, in all material respects, the financial position of MCII Holdings (USA), Inc. and its subsidiaries (the Company) at December 31, 1996 and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


        Price Waterhouse LLP

        Chicago, IL

        February 28, 1997 (except with respect to the matter in Note 2, as to which the date is March 23, 1998).

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                        STATEMENTS OF CONSOLIDATED INCOME


                                                                                          Year Ended December 31,
                                                                             --------------------------------------------------
(000 omitted)                                                                   1998               1997               1996
                                                                                                                   (Restated)
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
         Sales                                                                  $925,945           $735,210           $658,823
         Finance income                                                            5,838              4,573              8,261
                                                                             ------------      -------------       ------------
                                                                                 931,783            739,783            667,084
                                                                             ------------      -------------       ------------

Operating costs and expenses:
         Cost of sales (exclusive of items shown separately below)               728,395            546,607            506,199
         Depreciation and amortization                                            24,819             22,035             17,618
         Interest expense, finance operations                                      2,765              2,394              3,605
         Research and development expenses                                        11,162              6,655              7,346
         New product start-up costs                                                    -              7,333                  -
         Business insurance recoveries                                            (8,462)              (500)                 -
         Provision for relocation of Corporate office                                  -                886              3,000
         Selling, general and administrative expenses                             91,233             75,920             69,483
                                                                             ------------      -------------       ------------
                                                                                 849,912            661,330            607,251
                                                                             ------------      -------------       ------------

Operating Income                                                                  81,871             78,453             59,833
                                                                             ------------      -------------       ------------


Other income and (expense):
         Interest (expense) - net                                                (19,980)           (21,859)           (16,029)
         Other income                                                               (502)             2,920              2,197
         Gain (loss) on equity investments                                         5,000                  -             (1,200)
         Foreign currency translation gain (loss)                                  3,482                (85)             1,347
                                                                             ------------      -------------       ------------
                                                                                 (12,000)           (19,024)           (13,685)
                                                                             ------------      -------------       ------------

Income before income taxes                                                        69,871             59,429             46,148

Income taxes                                                                      31,283             21,268             18,474
                                                                             ------------      -------------       ------------

Income from Continuing Operations                                                 38,588             38,161             27,674

Discontinued operations:
         (Loss) on disposal of transit manufacturing, net of
              tax benefit of $3,130                                                    -                  -             (5,000)
                                                                             ------------      -------------       ------------

Income before extraordinary item                                                  38,588             38,161             22,674

Extraordinary (charge) for early retirement of debt, net
     of tax benefit of $550                                                            -                  -               (851)
                                                                             ------------      -------------       ------------

Net Income                                                                      $ 38,588           $ 38,161           $ 21,823
                                                                             ============      =============       ============


        The accompanying notes are an integral part of these statements

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                           CONSOLIDATED BALANCE SHEET


                                                                            December 31,            December 31,
(000 omitted)                                                                   1998                    1997

-----------------------------------------------------------------------------------------------------------------

                 ASSETS
Current Assets:
              Cash and cash equivalents                                        $ 24,103                 $ 13,997
              Receivables, less allowance of $10,316 and $3,244                 119,008                   88,543
              Receivables from affiliates                                             -                   16,293
              Current portion of notes receivable                                10,548                    6,625
              Inventories                                                       229,772                  257,795
              Deferred income taxes                                              21,488                   14,430
              Other current assets                                                6,089                    7,591
                                                                            ------------            -------------
                          Total Current Assets                                  411,008                  405,274
Property, plant, and equipment, net                                             104,530                  106,845
Notes receivable                                                                 35,400                   42,465
Investments in affiliates                                                        23,116                   15,253
Intangible assets                                                               215,589                  227,367
Other assets                                                                     16,511                   23,469
                                                                            ------------            -------------

                          Total Assets                                         $806,154                 $820,673
                                                                            ============            =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:

              Accounts payable                                                 $ 82,420                 $ 67,580
              Accrued compensation and other benefits                            13,343                   12,380
              Accrued warranties                                                 13,960                   10,020
              Accrued income taxes                                               32,390                    7,251
              Self insurance reserves                                             6,365                    5,610
              Net liabilities of discontinued operations                          4,416                    2,229
              Other current liabilities                                          31,132                   25,111
              Current portion of long-term debt                                 192,742                   44,418
                                                                            ------------            -------------
                          Total Current Liabilities                             376,768                  174,599
Long-term debt                                                                  281,723                  268,833
Pensions and other benefits                                                      15,787                   14,037
Other deferred items and self insurance reserves                                 19,059                   24,370
Deferred income taxes                                                             6,522                    6,916
                                                                            ------------            -------------
                          Total Liabilities                                     699,859                  488,755
                                                                            ------------            -------------

Commitments and contingent liabilities

Stockholder's Equity:
              Common stock, $.01 par value, 1,000 shares authorized,
                   issued, and outstanding and additional capital               159,500                  411,524
              Accumulated deficit                                               (23,945)                 (58,590)
              Accumulated other Comprehensive Income                            (29,260)                 (21,016)

                                                                            ------------            -------------
                          Total Stockholder's Equity                            106,295                  331,918
                                                                            ------------            -------------

                          Total Liabilities and Stockholder's Equity           $806,154                 $820,673
                                                                            ============            =============

        The accompanying notes are an integral part of these statements

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                          Accumulated Other
                                                                                         Comprehensive Income
                                                                                        ----------------------
                                                      Common Stock                      Unfunded   Cumulative          Total
                                       Comprehensive  and Additional    Accumulated     Pension    Translation       Stockholder's
(000 omitted)                             Income         Capital      Earnings/Deficit    Loss      Adjustment          Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                $ 419,176         $(76,126)      $    -     $ (14,572)         $ 328,478
Comprehensive income -- 1996:
  Net income -- 1996                     $ 21,823                           21,823                                        21,823
  Other comprehensive income:
    Unfunded pension loss                    (423)                                         (423)                            (423)
    Unrealized translation loss            (1,061)                                                     (1,061)            (1,061)
                                         --------
Comprehensive income                     $ 20,339
                                         --------
Capital contribution                                        1,342                                                          1,342
Return of capital to parent company                       (13,030)                                                       (13,030)
Dividends on common stock                                                  (30,000)                                      (30,000)
                                                        ---------         --------       ------     ---------          ---------

BALANCE, DECEMBER 31, 1996                                407,488          (84,303)        (423)      (15,633)           307,129
Comprehensive income -- 1997:
  Net income -- 1997                     $ 38,161                           38,161                                        38,161
  Other comprehensive income:
    Unfunded pension loss                    (154)                                         (154)                            (154)
    Unrealized translation loss            (4,806)                                                     (4,806)            (4,806)
                                         --------
    Miscellaneous adjustments            $ 33,201
                                         --------
Comprehensive income
Dividends on common stock                                                  (12,448)                                      (12,448)
Capital contribution                                        4,036                                                          4,036
                                                        ---------         --------       ------     ---------          ---------

BALANCE, DECEMBER 31, 1997                                411,524          (58,590)        (577)      (20,439)           331,918
Comprehensive income -- 1998:
  Net income -- 1998                     $ 38,588                           38,588                                        38,588
  Other comprehensive income:
    Unfunded pension loss                      61                                            61                               61
    Unrealized translation loss           (10,161)                                                    (10,161)           (10,161)
    Miscellaneous adjustments                 (25)                             (25)                                          (25)
                                         --------
Comprehensive income                     $ 28,463                                                                              -
                                         --------
Recognition of contingent
  obligation (Note 2)                                    (209,419)                                                      (209,419)
Net Receivable from Affliate (Note 3)                     (38,278)                                                       (38,278)
Adjustment (Note 5)                                        (4,327)            (418)                     1,856             (2,889)
Dividends on common stock                                                   (3,500)                                       (3,500)
                                                        ---------         --------     ----------   ---------          ---------

BALANCE, DECEMBER 31, 1998                              $ 159,500         $(23,945)      $ (516)    $ (28,744)         $ 106,295
                                                        ========================================================================



        The accompanying notes are an integral part of these statements

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                        Year Ended December 31,
                                                                      ------------------------------------------------------------
(000 omitted)                                                             1998                    1997                    1996
                                                                                                                       (Restated)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
    Net Income                                                           $ 38,588                $ 38,161                $ 21,823
    Adjustments to reconcile net income to net cash
      provided (used) by operations:
                Depreciation and amortization                              24,819                  22,035                  17,618
                Deferred income taxes                                      (5,222)                  1,373                  (4,812)
                Discontinued operations                                         -                       -                   5,000
                Extraordinary items                                             -                       -                     851
                Provision for relocating corporate office                       -                     886                   3,000
                Gain on sale of property and notes receivable              (1,188)                    (92)                 (1,664)
                Gain on equity investment                                  (5,000)                      -                   1,200
                Other noncash items, net                                    8,608                   2,378                   5,403
                Change in operating assets and liabilities                 17,028                (117,326)                 (4,099)
                            Receivables                                   (25,839)                (25,839)                (21,894)
                            Inventories                                   (69,006)                (69,006)                 (4,414)
                            Accounts payable                               26,525                  26,525                  12,724
                            Accrued income taxes                            2,916                   2,916                  (4,549)
                            Other assets                                   (2,854)                 (2,854)                  3,525
                            Other liabilities                             (49,068)                (49,068)                 10,509
                                                                      ------------            ------------            ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           77,633                 (52,585)                 44,320
                                                                      ------------            ------------            ------------

Cash Flows Provided (Used) By Investing Activities:
    Capital expenditures                                                  (13,478)                (32,096)                (25,609)
    Investments in assets held for lease                                   (4,279)                (56,375)                (54,538)
    Proceeds from sale of property and assets held for lease                1,247                  57,372                  50,880
    Notes receivable from customers                                       (59,644)                (49,580)                (40,344)
    Collections of notes receivable                                        57,656                  15,696                  18,844
    Proceeds from sale of notes receivable                                  2,750                  17,381                  24,934
    Purchase of, investment in, businesses                                 (7,860)                      -                 (12,200)
    Investment in affiliates                                                5,000                 (25,708)                      -
    Proceeds from sale of business                                              -                       -                   1,295
    Discontinued operations, net changes                                    2,187                   2,140                   6,400
                                                                      ------------            ------------            ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (16,421)                (71,170)                (30,338)
                                                                      ------------            ------------            ------------

Cash Flows Provided (Used) By Financing Activities:
    Additional long-term borrowings                                             -                       -                  68,000
    Payment of long-term borrowings                                       (37,573)                   (149)                (68,148)
    Net change in bank credit facilities                                  (10,033)                136,910                  (7,000)
    Termination of interest rate swap position                                  -                       -                   4,733
    Payment of debt issuance costs                                              -                       -                  (3,330)
    Extraordinary charge for early retirement of debt                           -                       -                    (851)
    Increasing (decreasing) capital                                             -                   4,036                   1,342
    Dividends paid to parent company                                       (3,500)                (12,448)                (30,000)
                                                                      ------------            ------------            ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (51,106)                128,349                 (35,254)
                                                                      ------------            ------------            ------------

NET INCREASE (DECREASE) IN CASH                                            10,106                   4,594                 (21,272)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             13,997                   9,403                  30,675
                                                                      ------------            ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 24,103                $ 13,997                 $ 9,403
                                                                      ============            ============            ============


        The accompanying notes are an integral part of these statements

                            MCII HOLDINGS (USA), INC.
                          (A WHOLLY OWNED SUBSIDIARY OF
                      CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (1996 HAS BEEN RESTATED TO INCLUDE AUTOBUSES - SEE NOTE 6)


1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of MCII Holdings (USA), Inc., and its subsidiaries ("MCII Holdings" or the "Company"), which is wholly owned by Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), a Mexican corporation. The Company is a manufacturer of motor coaches, and a manufacturer and distributor of motor coach and transit bus replacement parts, with manufacturing facilities in the United States, Canada, and Mexico. Sales are made predominately to a diversified customer base, including independent operators, national fleet operators, government agencies, and others.

         The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. Intercompany accounts and transactions between MCII Holdings and its subsidiaries have been eliminated. Certain reclassifications have been made to the financial statements of prior periods to conform to 1998 classifications. Described below are those accounting policies that are particularly significant to the Company.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of MCII Holdings and its majority and wholly owned subsidiaries:

                                                                                          PARTICIPATION (%)
                                                                                          -----------------

Motor Coach Industries International, Inc. ("MCII")                                            100.0

Transportation Manufacturing Operations, Inc. ("TMO")                                          100.0
(A direct subsidiary of MCII)

Dina Autobuses, S.A. de C.V. ("Autobuses")                                                      99.99

Mexicana de Manufacturas Especiales, S.A. de C.V. ("Mexicana")                                 100.0

         In March 1998, the Company formed Mexicana to manufacture coach parts in Mexico.

         In January 1997, the Company acquired from Dina 99.99% of the shares of Autobuses. This event represented a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interest basis, with the accompanying financial statements and related footnotes restated for all periods presented, see Note 7.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

FOREIGN CURRENCY TRANSACTIONS

         As a means of reducing exposure to fluctuations in foreign currency exchange rates, the Company may enter into foreign exchange forward contracts to hedge certain firm and anticipated purchase commitments settled in foreign currencies (principally the Canadian dollar). The Company does not engage in foreign currency speculation. The contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. Foreign currency transactions, which are not hedged, are converted at the exchange rates in effect at the date of the transaction. Any gain or loss resulting from the translation of such transactions is included in the income statement and were not material in any year. The Company did not enter into any such transactions during 1998.

         The assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the years 1998, 1997, and 1996. Resulting translation adjustments are reflected as a separate component of stockholders' equity. This same approach has been applied to the Company's Mexican operations for the year 1996. However, the application of Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" requires that the Mexican economy be judged a highly inflationary economy for 1998 and 1997 and that the Company's Mexican operations be remeasured as if the U.S. dollar was the functional currency during 1998 and 1997. This treatment caused a resulting translation gain for the 1998 period ($3,482,000) and a translation loss for the 1997 period ($540,000) to be included in the income statement rather than as a separate component of stockholder's equity.

INTANGIBLES

         Intangibles, which consist primarily of goodwill, are carried at cost less accumulated amortization of $26,925,000 at December 31, 1998 and $21,288,000 at December 31, 1997. Intangibles are amortized primarily on the straight-line method over the periods of expected benefit, generally, but not in excess of 40 years. The Company evaluates the carrying value of goodwill and other long-lived assets at each reporting period for possible impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

INVENTORIES

         Inventories are generally stated at the lower of cost or market. Cost is generally determined on a first-in, first-out basis.

NOTES RECEIVABLE

         Notes receivables are collateralized by coaches. Substantially all notes carry market floating rates of interest based on the creditworthiness of each individual purchaser. The allowance for uncollectible contracts is adjusted periodically based on an evaluation of individual contract collectibility.

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

         Autobuses has a trust arrangement to earmark deductible funds for research and development of technology. Autobuses is authorized to make use of these funds for specific purposes and the fund may be increased by future contributions or by fund earnings. The fund was established in 1990 and no subsequent cash contributions were made. The balance of the fund at December 31, 1998 and 1997 was $1,543,000 and $1,723,000, respectively, and was included in other assets.


REVENUE RECOGNITION

         Sales are generally recognized on shipment of product to customers. Price allowances are recorded at the time of sale. An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivable portfolio. Allowances for losses on receivables are charged to expense as appropriate. In 1997, the Company delivered coaches with related revenues of $6,918,000 and earnings before taxes of $1,187,000 that were omitted from revenues and income because they involved guaranteed residual values of approximately $3,700,000. In accordance with the Emerging Issues Task Force Issue 95-1, these coaches are being accounted for on a lease basis and will be recognized in revenues and income over periods ranging from 2 to 15 years.

START-UP COSTS

         Start-up costs on major projects are charged to expense as incurred. During 1998 there were no significant product start-up costs.

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

         In Mexico the suppliers of components pay most warranty costs. Accordingly, the exposure for warranty is not material.

2.       FINANCIAL RESTRUCTURING

         On June 3, 1996, the Company became contingently liable for payments of principal and interest on the Senior Secured Discount Notes due 2002 ("Discount Notes") of Dina, the parent company. It was intended that all payments with respect to the Discount Notes would be paid by Dina, and that payments would be made by the Company only in the event of the inability of the parent company to service the debt. Effective December 31,1998 the Company recognized its liability for interest and principal payments with regard to this debt obligation due to substantial doubt about the parent company's ability to service the debt. Consequently, the Company recorded $206,499,680 of additional debt as more fully described in Note 16, accrued $2,919,000 of interest payable, and adjusted shareholder's equity accordingly.

         As at December 31,1998, Transportation Manufacturing Operations, Inc. ("TMO") a principal subsidiary of the Company, had a $170 million US revolving credit agreement (" the Senior Credit Facility") with a nine-bank syndicate to finance working capital and other general corporate needs, as more fully described in Note 16. This credit facility expires on October 1, 1999, and the lenders have indicated that they are not willing to extend the maturity of this agreement. In addition, during 1998, the Company was required to reduce existing long-term debt obligations by $50 million, consisting of a $25 million principal payment on TMO's Senior Term Notes due 2002, a $12 million reduction in it's Canadian bank credit facility, and a $13 million principal payment on the Pre-Export Notes due 1999 (see Note 16).

         As a result of the debt reductions during 1998 and the additional debt obligations and working capital requirements for 1999, the Company does not expect to generate sufficient cash flow from operations to fund both short term requirements and meet the required expiration of the US credit facility.

         On March 18,1999, the Company engaged CIBC Oppenheimer Corp. and its affiliates ("CIBC Oppenheimer") to act as the Company's lead bank agent, financial advisor, initial purchaser, placement agent and underwriter to undertake a financial restructuring of the debt obligations of the Company and the parent company.

         On April 15, 1999, TMO executed an agreement with CIBC Oppenhiemer for the issuance of $40 million of Senior Subordinated Increasing Rate Notes ("the IRNs"), due December 31,1999, (subject to extension to March 31,2000). This bridge financing will be used by TMO to meet short-term working capital requirements while the financial restructuring process is underway. The IRNs will mature on December 31,1999, (with an option to extend the maturity to March 31, 2000) and will bear an increasing rate of interest, commencing with a rate that will be the greater of i) LIBOR plus 6.50% or ii) 11.625%, and increasing by 25 basis points (0.25%) every 30 days that the IRNs are outstanding to a maximum rate of 18%. As a condition of the consent of the existing lenders, interest above 15.0% must be paid in kind. The IRNs will rank senior to all existing subordinated debt and subordinated to all existing senior debt of TMO. The agreement provides TMO with an option to redeem the IRNs, in whole, but not in part, at any time prior to maturity at fixed redemption prices. TMO must also redeem the IRNs at a fixed redemption price upon a change in control of TMO or any of its parent companies. TMO has the option to extend the maturity date of the IRNs to March 31, 2000, at the maximum interest rate of 18.0% (with interest above 15.0% paid in kind). However, as additional consideration for the extension, the company will be required to issue to the existing noteholders, an additional $4 million aggregate principal amount of IRNs (the "Extension IRNs). The IRNs are subject to certain affirmative and negative covenants customary for this type of financing, and are guaranteed by TMO's material domestic subsidiaries.

         On April 15, 1999, TMO and its principal subsidiaries obtained the necessary consent and related amendments required from the existing lenders to permit the bridge financing and remain in compliance with certain financial covenants. In consideration for the consent of the existing lenders, TMO agreed to certain changes in the terms of the existing debt agreements, as further described in Note 16.

         In addition to the bridge financing, the Company, in association with CIBC Oppenheimer, has developed a financial restructuring plan to refinance all of the material debt obligations of the parent, the Company and their respective subsidiaries. The new financing is expected to result in gross proceeds to the Company of approximately $715 million. The proceeds of the new financing are expected to be used by the Company to refinance certain indebtedness of the parent, the Company and their respective subsidiaries including, but not limited to, the IRNs, the US and Canadian revolving credit facilities, the 9.02% Senior Term Notes due 2002, and the Senior Secured Discount Notes due 2002. The company expects to complete the new financing and the refinancing prior to the October 1, 1999, maturity of the existing US credit facilities.

         While there is no assurance that the financial restructuring plan will be completed successfully at this time, the Company is continuing to work with CIBC Oppenheimer to execute this plan. In the event that the financial restructuring cannot be completed prior to the October 1, 1999 maturity, the Company is also exploring alternatives to generate additional cash flow including, but not limited to, selling substantial company assets and seeking strategic investors.

3.       NET RECEIVABLE FROM AFFILIATES

         During the second quarter of 1998, Dina forgave, in the Company's favor, a receivable from Autobuses in the amount of $35,038,000. In addition, due to the uncertainty of the financial position of its parent company, the Company has made a provision for the uncollectabilitty of the December 31, 1998 net receivable balance from Dina in the amount of $73,316,000. These two transactions have resulted in a $38,278,000 net charge against Additional Capital in Stockholder's Equity.

4.       BUSINESS INTERRUPTION INSURANCE RECEOVERIES

         During 1997, flooding along the Red River caused significant operating disruptions at the Company's Pembina, North Dakota and Winnipeg, Manitoba facilities. As a result, the Company filed insurance claims seeking recovery of various out-of -pocket costs and business interruption losses. Partial recoveries of $500,000 and $500,000 were received in 1998 and 1997, respectively. In early 1999, the Company reached a settlement of its claim for business interruption for a total of $8,962,000. This amount has been recognized as $8,462,000 and $500,000, respectively, in 1998's and 1997's results of operations.

5.       ADJUSTMENT

         During the year, the company made a $2,895,000 Stockholder's Equity adjustment that corrected a previous period accounting error occurring in an equity consolidation adjustment of a subsidiary company.

6.       TRANSFER OF ENTITIES UNDER COMMON CONTROL

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

         A reconciliation of a condensed income statement between amounts previously reported for 1996 and as restated is as follows:

                                                          PREVIOUSLY
                                                           REPORTED         AUTOBUSES       ELIMINATIONS         TOTAL
                                                           --------         ---------       ------------         -----
                                                                                       1996
                                                                                  (000 omitted)

Revenues                                                  $ 661,293         $ 64,148         $ (58,357)        $ 667,084
                                                          ---------         --------         ----------        ---------

Income from Continuing Operations                            22,784            7,757            (2,867)           27,674

Discontinued Operations                                      (5,000)               -                 -            (5,000)

Extraordinary Item                                             (851)               -                 -              (851)
                                                          ----------        --------         ---------         ----------

Net Income                                                 $ 16,933          $ 7,757          $ (2,867)         $ 21,823
                                                           ========          =======          ========          ========

7.       GAIN ON EQUITY INVESTMENT

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

         In 1998, the Company sold its interest in MASA for $7,000,000 less reimbursement of fees and expenses of $2,000,000 paid to Dina.

8.       DISCONTINUED OPERATIONS

         In 1993, the Board of Directors approved a plan of disposition for the transit bus-manufacturing segment of the Company. This decision was based on management's review of market activities, business prospects, competitive bidding, evaluation of backlogs, economic value analysis, and opportunities for cost reduction, which indicated that the transit bus manufacturing business might not achieve acceptable profitability in the foreseeable future. As a result of this decision, a charge to discontinued operations of $53,629,000 ($87,202,000 before taxes) was recorded in 1993 to reflect the estimated loss on disposal of the transit-manufacturing segment.

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

         The summarized balance sheet of the discontinued transit bus manufacturing segment at December 31 was as follows:

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)
         Assets:
              Notes receivable                                                  $ 1,496                   $ 2,233
              Other current assets                                                   79                        82
              Deferred taxes and other assets                                     2,063                     4,034
                                                                                -------                   -------
                                                                                  3,638                     6,349
                                                                                -------                   -------
         Liabilities:
              Other current liabilities                                           7,150                     7,582
              Other liabilities                                                     904                       996
                                                                                -------                   -------
                                                                                  8,054                     8,578
                                                                                -------                   -------

         Net Liabilities                                                        $ 4,416                   $ 2,229
                                                                                =======                   =======

9.       PROVISION FOR THE RELOCATION OF CORPORATE HEADQUARTERS

         In December 1996, the Company provided $3,000,000 for the costs associated with the decision to relocate the Company's corporate headquarters from Phoenix, Arizona to Des Plaines, Illinois. An additional $886,000 was provided in 1997 based on a revised estimate of the likelihood that the Phoenix office would be subleased. At December 31, 1998, the remaining $2,063,000 of reserves are included in the Consolidated Balance Sheet under the captions, "other current liabilities" ($644,000) and "other deferred items and insurance reserves" ($1,419,000). Substantially all of the severance and other relocation costs were paid in 1997 and the lease costs will be paid through 2003.

10.      ACQUISITIONS

         In October 1996, the Company purchased certain assets of The Flxible Corporation ("Flxible") that were being sold through bankruptcy proceedings. Flxible was a manufacturer of transit buses and a distributor of related replacement parts. The purpose of the purchase was to utilize the assets to become the OEM parts distributor for the existing fleet of Flxible transit buses. The transaction was accounted for as a purchase of assets. The total purchase price of $ 12,200,000.

11.      CASH FLOW EFFECT OF CHANGES IN OPERATING ASSETS AND LIABILITIES

         Change in operating assets and liabilities consisted of:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Decrease (Increase) in operating assets:
              Receivables                                          $ (41,163)           $ (25,839)           $ (21,894)
              Inventories                                             24,356              (69,006)              (4,414)
              Other operating assets                                   9,101               (2,854)               3,525
                                                                   ---------            ---------            ---------
                                                                     (26,212)             (97,699)             (22,783)
                                                                   ---------            ---------            ---------
         Increase (Decrease) in operating liabilities:
              Accounts payable                                        16,447               26,525               12,724
              Accrued income taxes                                    25,315                2,916               (4,549)
              Other operating liabilities                            (17,028)             (49,068)              10,509
                                                                   ---------            ---------            ---------
                                                                      43,240              (19,627)              18,684
                                                                   ---------            ---------            ---------

         Net Cash Flow Effect                                       $ 17,028            $ (117,326)           $ (4,099)
                                                                    ========            ===========           =========

12.      INVENTORIES

         Inventories at December 31 consisted of the following:

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)

         Raw materials                                                         $  38,506                 $  48,938
         Work in process                                                          42,515                    61,230
         Finished goods                                                          175,161                   170,879
                                                                                --------                  --------
                                                                                 256,182                   281,047
         Excess quantity and obsolescence reserve                                (26,410)                  (23,252)
                                                                                --------                  --------
                                                                               $ 229,772                 $ 257,795
                                                                               =========                 =========

13.      PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at December 31 consisted of the following:

                                                                                  1997                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)

         Land                                                                  $   5,183                 $   5,309
         Buildings and leasehold improvements                                     45,831                    43,261
         Assets held for lease                                                    31,132                    28,386
         Machinery and equipment                                                  62,395                    58,218
                                                                                --------                  --------
                                                                                 144,541                   135,174
         Less accumulated depreciation and amortization                          (40,011)                  (28,329)
                                                                                --------                  --------

                                                                               $ 104,530                 $ 106,845
                                                                               =========                 =========

         Depreciation and amortization expense for property, plant, and equipment was $17,005,000, $14,072,000 and $9,964,000, respectively, for the years ended December 31, 1998, 1997, and 1996.

14.      NOTES RECEIVABLE

         Notes receivable at December 31 consisted of the following:

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)

         Notes receivable, at contract amount                                   $ 47,693                  $ 50,359
         Less allowance for uncollectible contracts                               (1,745)                   (1,269)
                                                                                --------                  --------
         Notes receivable, net                                                    45,948                    49,090
         Less current portion                                                    (10,548)                   (6,625)
                                                                                --------                  --------

         Long-term notes receivable                                             $ 35,400                  $ 42,465
                                                                                ========                  ========

         Scheduled annual maturities of note receivables at December 31, 1998, were:

        1999                  2000                 2001                 2002                 2003              THEREAFTER
        ----                  ----                 ----                 ----                 ----              ----------
     $10,548,000           $4,618,000           $4,541,000           $4,238,000           $4,061,000           $19,687,000

15.      LONG-TERM DEBT

         Long-term debt at December 31 was follows:

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)

         United States bank credit facility                                    $ 137,000                 $ 135,000
         Canadian bank credit facility                                               -                      12,033
         Bancomext export loan facility                                            8,594                     6,496
         Pre-Export Notes, due to 1999                                            22,000                    34,203
         9.02% of Senior Notes, due 2002                                         100,000                   125,000
         Senior Secured Discount Notes, due 2002                                 206,500                      -
         Note payable at 7%, due 2001                                                371                       519
                                                                                --------                 ---------
                                                                                 474,465                   313,251
         Less current portion                                                   (192,742)                  (44,418)
                                                                               ---------                 ---------

         Long-term debt                                                        $ 281,723                 $ 268,833
                                                                               =========                 =========


         The United States bank credit facility was increased in September 1997 to provide up to $170,000,000 for borrowing purposes, of which up to $35,000,000 is available for issuance of standby letters of credit. The facility previously provided $125,000,000 for borrowing purposes. Borrowings are available under the bank credit facility on a revolving basis through October 1, 1999. This facility replaced a former bank credit facility in October 1996 in a refinancing which resulted in an extraordinary charge for the write off of related debt issuance costs of $851,000 ($1,401,000 before taxes). At December 31, 1998, the Company was contingently liable under standby letters of credit in the amount of $10,980,000. The interest rates applicable to borrowings under this agreement are, at the Company's option, indexed to the bank prime rate or the 30-day London Interbank Offered Rate ("LIBOR"), plus appropriate spreads over such indices during the period of each borrowing agreement. The average 30-day LIBOR rate was 6.3% for 1998 and 6.2% at December 31, 1998. The average base rate applicable to borrowings of less than 30 days was 8.25% for 1998 and was 7.75% at December 31, 1998. The agreements also provide for commitment fees. Such spreads and fees can change based on changes in the Company's financial ratios. Interest rate prime rate only. As a result of amendments to this facility, effective, April 15, 1999, the Company will no longer have the option of indexing interest rates based on LIBOR.

         The Canadian bank credit facility was increased in July 1997 to provide up to Cdn$30,000,000 (equivalent to $19,605,000 at December 31, 1998 exchange rates) for borrowing purposes, of which Cdn$4,000,000 is reserved for certain specific purposes. Borrowings are available under the bank credit facility on a revolving basis through October 1, 1999. The interest rates applicable to borrowings under this agreement are, at the Company's option, indexed to the bank prime rate or the 30-day London Interbank Offered Rate ("LIBOR"), plus appropriate spreads over such indices during the period of each borrowing agreement. The average interest rate was 6.6% for 1998 and 6.75% at December 31, 1998. The agreements also provide for commitment fees. Such spreads and fees can change based on changes in the Company's financial ratios.

         On December 4, 1997, an indirect subsidiary of the Company completed the placement of $35,000,000 of Guaranteed Pre-Export Notes with international investors. The securities were issued in two Series: Series 1 Notes, of which $13,000,000 were issued, carry a 10.0% coupon and had a maturity date of December 3, 1998; and Series 2 Notes, of which $22,000,000 were issued, carry a 10.5% coupon and have a maturity date of March 31, 1999. This note was fully paid on March 31, 1999.

         The Company has $125,000,000 of term notes payable which are due in annual installments of $25,000,000 beginning in November 1998 and extending through November 2002. Interest on the notes is at a fixed rate of 9.02%. However, the Company entered into an interest rate swap agreement in November 1994, which effectively changed the interest rate on the notes to LIBOR plus 1.14%. The Company terminated $62,500,00 of the swap in 1995 and the remainder of the swap in 1996 in exchange for an aggregate cash consideration of $9,683,000 which is being amortized as a reduction of interest expense over the remaining life of the notes. As a result, the effective interest rate on the $125,000,000 borrowing is at a fixed rate of 7.3% for 1997 and 1998. For the future years, 1999-2002, the estimated effective interest rate ranges from 7.5% to 7.99%. As a result of amendments to the term notes payable agreement, effective April 15, 1999, interest on the Notes will become payable monthly.

         As discussed in Note 2 interest payments and principal repayments due to Dina's inability to do so. The Company's obligation under the Discount Notes is secured by a pledge of the common stock of its wholly owned subsidiary, MCII. The Discount Notes bear interest at an annual rate of 12% through. If, however, the Discount Notes do not achieve minimum debt ratings by November 15, 1999, the interest rate increases to 15% from such date through maturity. (See Note 4.). No interest expense was recorded during 1998 in regards to these notes.

         The Company's long-term debt agreements include various restrictive covenants, including financial covenants; the most restrictive of which is negative covenants regarding transactions with affiliates and current ratio test. The Company is in compliance for these covenants, except the Canadian bank credit facility. The Company has obtained a waiver for this out of compliance condition. At December 31, 1998, $17,791,000 of stockholders' equity was available for the payment of dividends by TMO.

         Annual maturities of long-term debt in the next five years will approximate:

        1999                  2000                 2001                 2002                 2003              THEREAFTER
        ----                  ----                 ----                 ----                 ----              ----------
    $192,742,000           $25,148,000          $25,075,000         $231,500,000               -                    -

         Interest paid in the years ended December 31, 1998, 1997, and 1996 was $24,858,000, $26,067,000, and $21,362,000, respectively.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 were as follows:

                                                                      1998                              1997
                                                                      ----                              ----
                                                          CARRYING           FAIR            CARRYING           FAIR
                                                           AMOUNT            VALUE            AMOUNT            VALUE
                                                            -----            -----            ------            -----
                                                                                  (000 OMITTED)

         Notes receivable                                 $ 45,948         $ 45,948          $ 49,090         $ 49,188
         Debt                                             (474,465)        (478,324)         (313,251)        (317,054)
         Foreign exchange forward contracts                  -                -                 -                 (306)



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

17.      INCOME TAXES

         The U.S. operations of MCII are included in the consolidated and other applicable U.S. income tax returns of the Company. Tax returns for the Company's Canadian and Mexican subsidiaries are filed separately in Canada and Mexico.

         United States, Canadian, and Mexican income before income taxes was as follows:

                                                                       1998                 1997                 1996
                                                                       ----                 ----                 ----
                                                                                        (000 OMITTED)

     United States                                                   $ 33,163             $ 21,753             $ 21,874
     Canada                                                            41,145               23,671               19,477
     Mexico                                                            (4,437)              14,005                4,797
                                                                     --------             --------             --------
                                                                     $ 69,871             $ 59,429             $ 46,148
                                                                     ========             ========             ========

         Income tax expense (benefit) for the years ended December 31 was comprised of the following:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)
         Current:
              United States:
                   Federal                                          $ 14,661             $  8,435             $ 11,098
                   State                                               3,665                1,806                1,685
              Foreign                                                 18,288                9,654               10,503
                                                                    --------             --------             --------
                                                                      36,614               19,895               23,286
                                                                    --------             --------             --------
         Deferred:
              United States:
                   Federal                                            (3,812)                (351)              (2,812)
                   State                                                (706)                (195)                (236)
              Foreign                                                   (813)               1,919               (1,764)
                                                                     --------             --------             --------
                                                                      (5,331)               1,373               (4,812)
                                                                     --------             --------             --------

         Total income tax expense                                   $ 31,283             $ 21,268             $ 18,474
                                                                    ========             ========             ========


         A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes is set forth below:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)
         Computed income tax provision at
              Statutory rate of 35%                                 $ 24,455             $ 20,800             $ 16,152
         State income taxes                                            1,923                1,057                  942
         Canadian tax differences                                      2,601                1,126                1,258
         Mexican tax differences                                         690               (3,970)              (1,772)
         Foreign dividend received                                         -                1,160                    -
         Intangible amortization                                       1,778                1,425                1,367
         Other, net                                                     (164)                (330)                 527
                                                                    --------             --------             --------

         Total income tax expense                                   $ 31,283             $ 21,268             $ 18,474
                                                                    ========             ========             ========

         Deferred income tax assets and liabilities included in the Consolidated Balance Sheet at December 31 consisted of the following:

                                                                         1998                      1997
                                                                         ----                      ----
                                                                                  (000 OMITTED)
         Deferred tax assets:
              Property , plant, and equipment                            $ 6,767                   $ 8,315
              Pension and other benefits                                   7,650                     6,228
              Allowances and reserves for losses                          21,500                    13,920
              Net operating loss carryforward                            15,040                     15,554
              Alternative minimum tax carryforward                         7,901                     8,065
              Deferred state income taxes                                  1,876                     1,431
              Inventories                                                  4,062                       929
              Other                                                        4,938                     3,295
                                                                         -------                   -------
         Total gross deferred tax assets                                  57,737                    57,737
               Valuation allowance                                       (37,711)                  (33,707)
                                                                         -------                   -------
         Total gross deferred tax assets                                  32,023                    24,030
                                                                         -------                   -------

         Deferred tax liabilities:
              Property , plant, and equipment                             (6,996)                   (8,615)
              Intangibles                                                 (5,964)                   (4,608)
              Installment sales                                             (309)                     (489)
              Other                                                       (3,788)                   (2,804)
                                                                         -------                   -------
         Total gross deferred tax liabilities                            (17,057)                  (16,516)
                                                                         -------                   -------
         Net deferred tax asset                                         $ 14,966                   $ 7,514
                                                                        ========                   =======


         SFAS No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. A valuation reserve was established against the deferred tax assets in Mexico, primarily loss carryforwards, that might not be realized. The Mexican net operating losses expire between 1999 and 2007.

         Income taxes paid in the years ended December 31, 1998, 1997, and 1996 were $12,907,000 $10,814,000 and $13,093,000, respectively.

         The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income related to transactions with a U.S. based subsidiary of the Company. Revenue Canada has issued a formal reassessment on the 1985 return. The Company has filed a notice of objection for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $23,000,000 plus interest of approximately $47,000,000 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada as these years are still open for U.S. federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability were $70,000,000, then approximately $45,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

         The Company has not provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries. The undistributed earnings are intended to be reinvested indefinitely and were approximately $82,000,000. If these earnings were distributed, foreign withholding taxes would be imposed; however, foreign tax credits would become available to substantially reduce any resulting U.S.
income tax liability.

18.      PENSION BENEFITS

         The Company sponsors various retirement plans for most full-time employees. Benefits of the plans are generally based on years of service and employees' compensation during the final years of employment. In 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which the Company adopted as of December 31, 1998.

         The components of net periodic pension costs are summarized in the following table:

                                                           UNITED STATES                              CANADA
                                                           -------------                              ------
                                                    1998        1997        1996             1998       1997       1996
                                                    ----        ----        ----             ----       ----       ----
                                                                              (000 OMITTED)

    Service cost benefits earned
         During the period                        $ 1,214     $ 1,028     $   996         $   485     $   475    $   452
    Interest cost on projected
         Benefit obligation                         1,494       1,262       1,072             427         435        415
    Expected return on plan assets                 (1,289)     (1,154)     (1,002)           (621)       (597)      (559)
    Amortization of prior service cost                510         510         512               3           4          3
    Amortization of transition obligation              (9)         (9)         (9)             (2)         (2)        (2)
    Recognized net actuarial (gain)/loss              100          26          30               -          17          2
    FAS 88 settlement                                   -           -        (165)              -           -          -
    Other items, primarily defined
        Contribution plans                          1,307         623         783           1,147         950        846
                                                  -------     -------     -------         -------     -------    -------

    Net pension cost                              $ 3,327     $ 2,286     $ 2,217         $ 1,439     $ 1,282    $ 1,157
                                                  =======     =======     =======         =======     =======    =======

         The following tables summarize pension benefit obligations, plan assets and funded status as of December 31:

    CHANGE IN PENSION BENEFIT                               UNITED STATES                             CANADA
                                                            -------------                             ------
    OBLIGATION:                                     1998        1997        1996             1998       1997       1996
                                                    ----        ----        ----             ----       ----       ----
                                                                               (000 OMITTED)

    Benefit obligation as of January 1              $ 19,559    $ 15,943    $ 12,329       $ 6,407    $ 6,361    $ 5,607
    Service cost                                       1,214       1,028         996           485        475        452
    Interest cost                                      1,494       1,262       1,072           427        435        415
    Plan participants' contributions                       -           -           -             -          -          -
    Amendments                                             -           -           -             -          -          -
    Actuarial (gain)/loss                              1,933       1,646       1,959           495         35        478
    Benefits paid                                       (360)       (320)       (413)         (280)      (623)      (563)
    Foreign currency rate change                           -           -           -          (453)      (276)       (28)
                                                    --------    --------    --------       -------     ------    -------

    Benefit obligation as of December 31            $ 23,840    $ 19,559    $ 15,943       $ 7,081    $ 6,407    $ 6,361
                                                    ========    ========    ========       =======    =======    =======

    CHANGE IN PLAN ASSETS:                                  UNITED STATES                             CANADA
                                                            -------------                             ------
                                                     1998       1997        1996             1998       1997       1996
                                                     ----       ----        ----             ----       ----       ----
                                                                               (000 OMITTED)

    Fair value of plan assets at
    beginning of year                                $ 15,412    $ 12,863    $ 11,790      $ 7,205    $  6,713    $ 5,835
    Actual return on plan assets                        3,938       2,820       1,416          831         969      1,060
    Employer contribution                                 241          49          70          510         451        411
    Plan participants' contributions                        -           -           -            -           -          -
    Benefits paid                                        (360)       (320)       (413)        (280)       (623)      (563)
    Foreign currency rate change                            -           -           -         (503)       (305)       (30)
                                                     --------    --------    --------      -------     -------    -------

    Fair value of plan assets at end of year         $ 19,231    $ 15,412    $ 12,863      $ 7,763     $ 7,205    $ 6,713
                                                     ========    ========    ========      =======     =======    =======


    FUNDED STATUS:                                          UNITED STATES                             CANADA
                                                            -------------                             ------
                                                    1998        1997        1996             1998       1997       1996
                                                    ----        ----        ----             ----       ----       ----
                                                                               (000 OMITTED)

    Funded status at end of year                   $ (4,609)   $ (4,147)   $ (3,220)           $ 682      $ 798      $ 352
    Unrecognized transition obligation                  (36)        (45)        (54)               9          8          7
    Unrecognized net actuarial (gain)/loss             (812)           4        (67)             256        (31)       327
    Unrecognized prior service cost                     691       1,201       1,711               32         38         43
                                                   --------    --------    --------            -----      -----      -----

    Prepaid (accrued) benefit cost                 $ (4,766)   $ (2,987)   $(1,630)            $ 979      $ 813      $ 729
                                                   =========    ========   ========            =====      =====      =====

         The Company has one pension plan for which the employer must recognize an additional minimum liability in accordance with the provisions of paragraph 36 of Statement 87.

    AMOUNTS RECOGNIZED IN THE                               UNITED STATES                             CANADA
    STATEMENT OF FINANCIAL POSITION                         -------------                             ------
    CONSIST OF:                                     1998        1997        1996             1998       1997       1996
                                                    ----        ----        ----             ----       ----       ----
                                                                               (000 OMITTED)

         Prepaid benefit cost                      $     38    $      9    $      -             N/A        N/A        N/A
         Accrued benefit liability                   (6,290)     (5,044)     (3,997)            N/A        N/A        N/A
         Intangible asset                               691       1,203       1,716             N/A        N/A        N/A
         Accumulated other comprehensive
              income (pretax)                           794         887         651             N/A        N/A        N/A
                                                   --------    --------    --------             ---        ---        ---

    Net amount recognized                          $ (4,767)   $ (2,945)   $ (1,630)            N/A        N/A        N/A
                                                   =========   =========   =========            ===        ===        ===

         Weighted average assumptions used were:

                                                            UNITED STATES                              CANADA
                                                            -------------                              ------
                                                      1998       1997       1996            1998        1997       1996
                                                      ----       ----       ----            ----        ----       ----
         Discount rate for obligation                 6.8%       7.0%       7.5%            6.8%        7.0%       7.5%
         Rate of increase in compensation             4.0%       4.0%       5.0%            4.0%        4.0%       4.5%
         Long-term rate of return on assets           9.5%       9.5%       9.5%            9.5%        9.5%       9.5%

19.      SENIORITY BENEFITS

         Net periodic pension cost for the three years ended December 31 included the following components:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Service cost benefits earned
              During the period                                     $   57                 $ 96                $ 123
         Interest cost on projected
              Benefit obligation                                       456                  574                  474
         Expected return on plan assets                               (666)                (808)                (644)
         Net amortization and deferral                                 (51)                 (66)                   1
                                                                    ------               ------                -----

         Net pension cost                                           $ (204)              $ (204)               $ (47)
                                                                    =======              =======               ------


         The following tables summarize pension benefit obligations, plan assets and funded status as of December 31:

         CHANGE IN PENSION BENEFIT                                   1998                  1997                 1996
         OBLIGATION:                                                 ----                  ----                 ----
                                                                                      (000 OMITTED)

         Benefit obligation as of January 1                         $ 2,845               $ 2,264              $ 1,842
         Service cost                                                    57                    96                  123
         Interest cost                                                  456                   574                  474
         Plan participants' contributions                                 -                     -
         Amendments                                                       -                     -
         Actuarial (gain)/loss                                         (612)                    -                  199
         Benefits paid                                                  (17)                  (22)
         Foreign currency rate change                                  (517)                  (67)                 (60)
                                                                    -------               -------                -----

         Benefit obligation as of December 31                       $ 2,212               $ 2,845              $ 2,578
                                                                    =======               =======              -------

         CHANGE IN PLAN ASSETS:                                      1998                  1997                 1996
                                                                     ----                  ----                 ----
                                                                                      (000 OMITTED)

         Fair value of plan assets at
         Beginning of year                                          $ 3,700               $ 3,001              $ 1,913
         Actuarial (gain)/loss in rate                                 (668)                    -                  109
         Actual return on plan assets                                   666                   809                  707
         Employer contribution                                            -                     -
         Plan participants' contributions                                 -                     -
         Benefits paid                                                  (17)                  (22)
         Foreign currency rate change                                  (682)                  (88)                 (63)
                                                                    -------               -------              -------

         Fair value of plan assets at end of year                   $ 2,999               $ 3,700              $ 2,666
                                                                    =======               =======              -------


         Funded status:                                               1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Funded status at end of year                                 $ 787                $  855               $   85
         Unrecognized transition obligation                               -                     -
         Unrecognized net actuarial (gain)/loss                        (802)               (1,041)                 203
         Unrecognized prior service cost                                 52                     -                 (635)
                                                                      -----                ------               ------

         Prepaid (accrued) benefit cost                               $  37                $ (186)              $ (347)

         Weighted average assumptions used were:

                                                                  1998              1997             1996
                                                                  ----              ----             ----
         Discount rate for obligation                            24.0%             25.4%             24.0%
         Rate of increase in compensation                        18.6%             20.0%             20.0%
         Long-term rate of return on assets                      25.7%             27.2%             32.0%

20.      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company has defined benefit postretirement plans that provide medical and life insurance benefits for eligible retirees and dependents. In 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which the company adopted as of December 31, 1998.

         The net periodic postretirement benefit cost for the years ended December 31 included the following components:

                                                          UNITED STATES                              CANADA
                                                          -------------                              ------
                                                    1998       1997       1996            1998       1997       1996
                                                    ----       ----       ----            ----       ----       ----
                                                                             (000 OMITTED)

    Service cost                                   $ 563       $ 531      $ 494           $ 21       $ 24       $ 21
    Interest cost                                    475         453        425             18         25         24
    Expected return on plan assets                     -           -          -              -          -          -
    Amortization of prior service cost                (3)         (3)        (3)             -          -          -
    Amortization of transition obligation              -           -          -              -          -          -
    Recognized net actuarial (gain)/loss             (69)         (5)                        -          2          2
                                                                            (68)
    Curtailment (gain)/loss                            -           -       (665)             -          -          -
                                                   -----       -----      -----           ----       ----       ----

    Net periodic benefit cost                      $ 966       $ 976      $ 183           $ 39       $ 51       $ 47
                                                   =====       =====      =====           ====       ====       ====

         The following tables summarize postretirement benefit obligations and funded status as of December 31:

    CHANGE IN POSTRETIREMENT BENEFIT                         UNITED STATES                             CANADA _
    OBLIGATION:                                              -------------               ----          --------
                                                       1998       1997       1996            1998       1997      1996
                                                       ----       ----       ----            ----       ----      ----
                                                                                (000 OMITTED)

    Benefit obligation as of January 1               $ 7,574     $ 6,066    $ 6,042         $ 278      $ 289      $ 264
    Service cost                                         563         531        494            21         24         21
    Interest cost                                        475         453        425            18         25         24
    Plan participants' contributions                       -           -          -             -          -          -
    Amendments                                            (3)         (3)      (665)            -          -          -

    Actuarial (gain)/loss                               (457)        583       (441)            -        (37)         2
    Benefits paid                                        (69)        (56)       211           (25)       (11)       (21)
    Foreign currency rate change                           -           -          -           (18)       (12)        (1)
                                                     -------     --------   -------         -----      -----      -----

    Benefit obligation as of December 31             $ 8,083     $ 7,574    $ 6,066         $ 274      $ 278      $ 289
                                                     =======     =======    =======         =====      =====      =====

    FUNDED STATUS:                                            UNITED STATES                           CANADA
                                                              -------------                           ------
                                                       1998       1997        1996           1998       1997      1996
                                                       ----       ----        ----           ----       ----      ----
                                                                                (000 OMITTED)

    Funded status at end of year                    $ (8,083)   $ (7,574)   $ (6,066)      $ (274)    $ (278)    $ (289)
    Unrecognized transition obligation                     -           -           -             -          -          -
    Unrecognized net actuarial (gain)/loss              (368)         23        (505)          (21)       (25)         -
    Unrecognized prior service cost                      (15)        (18)        (21)            -          -          -
                                                    ---------   ---------   ---------      --------   -------    -------

    Prepaid (accrued) benefit cost                  $ (8,466)   $ (7,569)   $ (6,592)      $ (295)    $ (303)    $ (289)
                                                    =========   =========   =========      =======    =======    =======

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") for the Company's U.S. operations was 9.0% as of December 1998, declining by 1.0% per year to 5.0% by the year 2002 and remaining at that level thereafter for retirees below the age 65, and 6.5% as of December 31, 1998, declining by 0.5% per year to 5.0% by the year 2002 and remaining at that level thereafter for retirees above age 65. A one percentage-point change in the assumed health-care-cost trend rate would have the following effects:

                                                                       ONE PERCENTAGE            ONE PERCENTAGE
(THOUSANDS)                                                            POINT INCREASE            POINT DECREASE
---------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                261                       (199)
Effect on postretirement benefit obligation                            1,945                     (1,530)
--------------------------------------------------------------------------------------------------------

         The postretirement benefit obligation of the Company's Canadian operations does not contain health care component.

21.      LEASE OBLIGATIONS

         Certain warehouses, offices, and equipment are leased under leases expiring through the year 2014 with some of the leases providing for renewal options. Leases, which expire, are generally renewed or replaced by similar leases.

         At December 31, 1998, future minimum rental payments with respect to noncancellable operating leases with terms in excess of one year were as follows:

        1999                  2000                 2001                 2002                 2003              THEREAFTER
        ----                  ----                 ----                 ----                 ----              ----------
     $2,551,686            $2,340,937           $1,809,653           $1,451,543           $1,303,316           $5,439,363


         Total rental expenses for the years ended December 31, 1998, 1997, and 1996 were $4,068,000 , $3,384,000 and $3,440,000, respectively.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Company enters into foreign exchange forward contracts to hedge certain firm and anticipated purchase commitments which are settled in Canadian dollars. These contracts are purchased to reduce the impact of Canadian dollar currency fluctuations on operating results. The Company does not engage in Canadian dollar currency speculation. The contracts do not subject the Company to risk due to exchange rate movements because gains and losses on the contract are offset by gains and losses on the materials being purchased. At December 31, 1998 the Company had no Canadian dollar exchange forward contract outstanding. At December 31, 1997, the Company had approximately $7,558,000 of Canadian dollar exchange forward contracts outstanding. The Company's theoretical risk in these transactions is the cost of replacing, at current rates, these contracts in the event of default by the other party to the contract. Management believes the risk of incurring such losses is remote because the contracts are entered into with major financial institutions.

         As an adjunct to its coach business, the Company has entered into repurchase and first loss agreements with certain companies which provide financing for coaches sold by the Company, pursuant to which the Company agrees to either repurchase coaches from such companies or guarantee the payment of certain obligations of coach owners or operators. The amounts of such repurchase agreements as of December 31, 1998 and 1997 were approximately $21,000,000 and $23,000,000, respectively. Additionally, as a result of certain sales of notes receivable and leases, the Company is obligated to reimburse the purchaser of such notes and leases for any losses as a result of defaults up to $6,700,000 and $6,600,000 as of December 31, 1998 and 1997, respectively. The Company has experienced no material losses in respect to such obligations and losses under existing agreements are not expected to have a material affect on the Company's financial statements.

22.      LITIGATION

         Certain entities of the Company are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve or may involve claims for compensatory, punitive, or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings and pending claims could be decided against the Company. Although the amount of liability at December 31, 1998 with respect to these matters is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial condition or results of operations.

23.      COMMITMENTS AND CONTINGENCIES

         As a part of the Company's marketing strategy for the 1997 introduction of the new EL model intercity coach, the "Renaissance", it has entered into trade-in agreements, in 1996, whereby certain customers may trade-in, at predetermined values, their recently purchased D or DL model coaches when purchasing a new EL model. Under the terms of the agreements, the Company has committed to trade-in values ranging from 73% to 82% of the original invoice price for a 36-month-old coach; such trade-in values being estimated by management to approximate fair market value for such coaches at the time of the trade-in. At December 31, 1998 the Company's commitment under this program was $14,525,000. The Company has reserved $600,000 for estimated net cost to the Company.

         During 1996, the Company completed a research and development project in connection with the development of the E coach, which had been undertaken, with the cooperation of the Government of Canada and the Province of Manitoba. Agreements entered into between the parties for this project provided for payment of matching contributions and specified that the contributions may be repayable if, during the first five years following project completion, the ratio of Canadian employees to total employees of the Company falls below 40%. As of December 31, 1998, the total amount of such contributions was $6,891,000 and the Company had met the employee ratio commitment.


24.      NONCONSOLIDATED AFFILIATE

         In 1997 a new company was formed, MCII Financial Services, Inc. ("MFS"). The Company acquired 250,000 shares, or 25%, of voting common stock of MFS and 15,000,000 shares of non-voting preferred stock of MFS for $250,000 and $15,000,000 respectively. The remaining 750,000 shares, or 75%, of the voting common stock were acquired by the indirect controlling shareholders of the Company. In 1998, the Company increased its investment by $7,650,000. The Company also recognized its share of equity income of $210,000 for 1998. MFS will operate independently from the Company and will provide conditional sales contracts and operating leases to the Company's customers. MFS is expected to have better access to funding on competitive terms.

         MFS's initial transaction was the purchase of $19,406,000 of loans and $12,742,000 of leases from certain subsidiaries of the Company. The Company has guaranteed the full and prompt collection of the loans sold to MFS. The Company received a fairness opinion from an independent third party as to the basis for the selling price of these assets. No gain was recognized on the transaction. MFS will in the future engage in loan and leasing activities involving the Company and others in the motor coach and other industries. During 1998, MFS purchased additional loans of $35,519,000 and leases of $3,216,000 from the Company.

25.      RELATED PARTY TRANSACTIONS

         Related party transactions for the years ended December 31 were as follows:

                                                                               1998                 1997                 1996
                                                                               ----                 ----                 ----
                                                                                                (000 OMITTED)

         Purchases from affiliated companies:
            Goods                                                            $  3,253             $ 15,044              $ 4,815
            Services                                                            7,150               21,587                8,229
            Allocated interest expense                                          3,234                6,978                3,172
                                                                              -------             --------             --------
                                                                             $ 13,637             $ 43,609             $ 16,216
                                                                             ========             ========             ========

         Sales to affiliated companies:
            Goods                                                            $                    $  2,973               $  968
            Services                                                            2,640                7,384                4,443
            Allocated interest income                                          11,989                8,376                1,720
                                                                              -------             --------             --------
                                                                             $ 14,629             $ 18,733              $ 7,131
                                                                             ========             ========              =======

         Charges for Dina management services                                 $ 1,000              $ 1,000              $ 1,000
                                                                              =======              =======              =======


                     --------------------------
         Related party balances included in the December 31 balance sheet were:

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)

         Affiliated companies receivables (payables) - net                        $ 0                     $ 16,293
                                                                                  ===                     ========


         Dina's interest income and expense is allocated to its subsidiaries based on relative monthly intercompany balances.

         During 1997, Autobuses temporarily owned less than 5% of Arrendador Financiera Dina S.A. de C.V. ("AF Dina"), while Dina owned the majority of AF Dina. At December 31, 1997, Autobuses had notes payable to AF Dina of $10,673,000 (included above as part of the net receivable of $16,293,000).

         During 1997, Autobuses put 240 transit bus units, with a sales value of $9,340,000, out on lease to Transportes y Services Terrestres G S.A. de C.V. ("TSTG"). TSTG is controlled by members of the group consisting of the indirect controlling shareholders of the Company.


26.      BUSINESS SEGMENT AND GEOGRAPHIC DATA

BUSINESS SEGMENT DATA

         The Company's management views the Company's principal business activities as consisting of three business segments - MCII's United States and Canadian coach and replacement parts operations and Mexican operations.

Data for these three segments of the years ending December 31 are as follows:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Revenues:
              United States and Canadian Operations
                  Coach and Support                                 $ 677,661            $ 503,635            $ 499,611
                  Replacement Parts                                   172,815              190,178              161,682
              Mexican Operations                                       81,307               45,970                5,791
                                                                    ---------            ---------            ---------
                                                                    $ 931,783            $ 739,783            $ 667,084
                                                                    =========            =========            =========
         Operating income:
              United States and Canadian Operations
                  Coach and Support                                 $  70,114             $ 46,785             $ 39,865
                  Replacement Parts                                    21,497               15,754               14,788
              Mexican Operations                                       (9,740)              15,914                5,180
                                                                    ---------             --------             --------
                                                                    $  81,871             $ 78,453             $ 59,833
                                                                    =========             ========             ========
         Depreciation and amortization:
              United States and Canadian Operations
                  Coach and Support                                 $ 15,037             $ 13,944             $ 12,644
                  Replacement Parts                                    4,021                4,739                4,014
              Mexican Operations                                       5,761                3,352                  960
                                                                    --------             --------             --------
                                                                    $ 24,819             $ 22,035             $ 17,618
                                                                    ========             ========             ========
         Capital expenditures:
              United States and Canadian Operations
                  Coach and Support                                 $  8,384             $ 12,361             $ 11,749
                  Replacement Parts                                    2,889                1,423                1,229
              Mexican Operations                                       2,262               18,312               12,631
                                                                    --------             --------             --------
                                                                    $ 13,478             $ 32,096             $ 25,609
                                                                    ========             ========             ========
         Assets:
              United States and Canadian Operations

                  Coach and Support                                 $683,135            $519,182
                  Replacement Parts                                  174,455             178,788
              Mexican Operations                                      69,516             122,703
                                                                    --------            --------
                                                                    $806,154            $820,673
                                                                    ========            ========


There are no material intersegment transactions.

         Major customers are generally defined as those which individually account for more that 10% of the Company's revenue. For the years ended 1998, 1997, and 1996, Greyhound Lines, Inc. ("GLI"), accounted for 8.0%, 9.5%, and 11.1%, respectively, of the Company's consolidated revenues. In January 1998, GLI and MCII signed a 10-year long-term supply agreement until the year 2000. For the years-ended 1998, 1997 and 1996, sales to Coach USA, Inc. accounted for 8.0%, 7.6% and 0.9%, respectively, of the Company's consolidated revenues. Effective June 9th, 1997, CUI and MCII signed an agreement pursuant to which CUI agreed that MCII would be the primary supplier of CUI's annual new coach requirements through 1999.

GEOGRAPHICAL DATA


                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Revenues:
              United States                                         $ 770,351            $ 610,915            $ 579,139
              Canada                                                   80,125               82,898               82,157
              Mexico                                                   81,307               45,970                5,788
                                                                    ---------            ---------            ---------
                                                                    $ 931,783            $ 739,783            $ 667,084
                                                                    =========            =========            =========

         Operating income:
              United States                                         $ 78,709             $ 51,554             $ 45,005
              Canada                                                  12,902               10,985                9,648
              Mexico                                                  (9,740)              15,914                5,180
                                                                    ---------            ---------            ---------
                                                                    $ 81,871             $ 78,453             $ 59,833
                                                                    ========             ========             ========

         Assets:
              United States                                         $ 592,252            $ 541,981
              Canada                                                  114,386              159,624
              Mexico                                                   69,516              119,068
                                                                    ---------            ---------
                                                                    $ 886,154            $ 820,673
                                                                    =========            =========

                                  EXHIBIT INDEX



     EXHIBIT NO.             DESCRIPTION
    ------------             -----------

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

        10.6* Coach Purchase Agreement, dated August 1, 1995, between Dina Autobuses, S.A. de C.V. and Hausman Bus Sales, Inc.

        10.7* Employment Agreement, dated as of September 30, 1996, between Universal Coach Parts, Inc. and Jerry W Bost.

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

                                RESERVES EXHIBIT
                                ----------------




                            BAD DEBT ALLOWANCE ONLY