Form 10-K405/A
period 1998-12-31
MCII HOLDINGS USA INC
filed 1999-04-20
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                    FORM 10-K

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

On April 15, 1999, an EDGAR filing was made with the Securities and Exchange Commission (the "Commission") of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") pursuant to Rule 12b-25. This filing, however, was made by the financial printer without the Company's or its independent accountants' authorization. Because the 1998 Form 10-K that was filed with the Commission was in draft, not final form, the 1998 Form 10-K, including the auditor's report should not be relied upon.

The attached final Annual Report on Form 10-K for the year ended December 31, 1998, including the auditor's report, as filed on April 20, 1999 has been authorized by the Company and its independent public accountant.

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

MARKETING.

In the United States and Canada, MCII relies on its direct-sales force to market the MCI and Viaggio(R) coaches, with 18 full-time new coach sales representatives who make regular visits to both current and potential customers and attend major industry trade shows. Management believes that the attentiveness and visibility of MCII's sales force among coach operators solidify MCII's reputation and enhance its sales position. MCII uses agents to market its coaches overseas. MCII does not use distributors in the United States or Canada.

COMPETITION.
MCII has two principal competitors in the United States and Canadian coach market: Prevost, a subsidiary of Volvo, which management believes to be the largest of its competitors, and Van Hool. MCII has maintained a strong market position in the new coach market despite aggressive price competition Management believes customer loyalty stems from a quality product and strong after-market parts and service capability. As well as convenience and cost efficiencies which operators derive from managing and servicing a fleet of coaches manufactured and supported by a single supplier. These efficiencies may exist for both larger, multi-site operators and smaller, independent operators, which rely on MCII for a variety of support services. The high resale value of MCII units has also proved popular with independent operators.

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

OTHER CONSIDERATIONS

BUSINESS STRATEGY

In recent years MCII has benefited from the strength of the US economy. Management is aware of the cyclical nature of the business and is pursuing the following strategies to maximize profitability:

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

         The following table is a summary of the approximate square footage of the Company's facilities as of December 31, 1998:


                                  United States             Canada                 Mexico                    Total
                                  -------------             ------                 ------                    -----
       Facility Type
       -------------
Manufacturing                         186,000                767,000              1,359,000                2,312,000
Replacement parts                   1,087,000                104,000                653,880                1,844,880
Modification or repair                134,000                      0                      0                  134,000
                                    ---------             ----------              ---------                ---------
     Total square feet              1,407,000                871,000              2,012,880                4,290,880
                                    =========             ==========              =========                =========

         Ownership
         ---------
Owned property                        782,000                811,000              1,359,000                2,952,000
Leased property                       625,000                 60,000                653,880                1,338,880
                                    ---------             ----------              ---------                ---------
     Total square feet              1,407,000                871,000              2,012,880                4,290,880
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

         On April 19, 1999, TMO executed an agreement with CIBC Oppenheimer for the issuance of $40 million of Senior Subordinated Increasing Rate Notes ("the IRNs"), due December 31, 1999 (subject to extension to March 31, 2000). This bridge financing will be used by TMO to meet short-term working capital requirements while the financial restructuring process is underway. The IRNs will mature on December 31, 1999 (with an option to extend the maturity to March 31, 2000) and will bear an increasing rate of interest, commencing with a rate that will be the greater of (i)LIBOR plus 6.50% or (ii) 11.625%, and increasing by 25 basis points (0.25%) every 30 days that the IRNs are outstanding to a maximum rate of 18%. As a condition of the consent of the existing lenders, interest above 15.0% must be paid in kind. The IRNs will rank senior to all existing subordinated debt and subordinated to all existing senior debt of TMO. The agreement provides TMO with an option to redeem the IRNs, in whole, but not in part, at any time prior to maturity at fixed redemption prices. TMO must also redeem the IRNs at a fixed redemption price upon a change in control of TMO or any of its parent companies. TMO has the option to extend the maturity date of the IRNs to March 31, 2000, at the maximum interest rate of 18.0% (with interest above 15.0% paid in kind). However, as additional consideration for the extension, TMO will be required to issue to the existing noteholders an additional $4 million aggregate principal amount of IRNs (the "Extension IRNs"). The IRNs are subject to certain affirmative and negative covenants customary for this type of financing, and are guaranteed by TMO's material domestic subsidiaries.

         On April 19, 1999, TMO and its principal subsidiaries obtained the necessary consent and related amendments required from the existing lenders to permit the bridge financing and remain in compliance with certain financial covenants. In consideration for the consent of the existing lenders, TMO agreed to certain changes in the terms of the existing debt agreements, as further described in Note 16.

         In addition to the bridge financing, the Company, in association with CIBC Oppenheimer, has developed a financial restructuring plan to refinance all of the material debt obligations of the parent, the Company and their respective subsidiaries. The new financing is expected to result in gross proceeds to the Company of approximately $715 million. The proceeds of the new financing are expected to be used by the Company to refinance certain indebtedness of the parent, the Company and their respective subsidiaries including, but not limited to, the IRNs, the US and Canadian revolving credit facilities, the 9.02% Senior Term Notes due 2002, and the Senior Secured Discount Notes due 2002. The
Company expects to complete the new financing and the refinancing prior to the October 1, 1999 maturity of the existing US credit facilities. In the event that the financial restructuring is not completed by September 30, 1999, and TMO has not been able to obtain sufficient funding to retire the IRN's, the US Bank credit facility and the Term Notes due 2002, TMO will be in default of each of these credit agreements. This in turn would trigger cross default covenants in substantially all of the Company's other debt agreements and provide the holders of its debt with the right to accelerate payments of all amounts outstanding. The existence of acceleration rights would also require the Company to classify all long-term indebtedness as current. In light of these potentially adverse consequences to the Company's financial position, management is diligently pursuing the consummation of the financial restructuring.

         While there is no assurance that the financial restructuring plan will be completed successfully at this time, the Company is continuing to work with CIBC Oppenheimer to execute this plan. In the event that the financial restructuring cannot be completed prior to the October 1, 1999 maturity, the Company is also exploring alternatives to generate additional cash flow including, but not limited to, selling substantial Company assets and seeking strategic equity investors.

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

3. EXHIBITS

     EXHIBIT NO.               DESCRIPTION
     -----------               -----------

        3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

        3.2 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Dina's Registration Statement Form F-1/S-1, File No. 333-08843)

        4.1 Credit Agreement, dated as of September 30, 1996, among Transportation Manufacturing Operations, the Lenders named therein and NBD Bank, as Administrative Agent (incorporated by reference to Exhibit 4.3 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

        4.2 Amendment No. 1 to Credit Agreement, dated as of December 17, 1996, by and between Transportation Manufacturing Operations, Inc. and NBD Bank, as Administrative Agent, Swing Line Bank and Issuing Lender (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K for the fiscal year ended December 31, 1996)

        4.3 Amendment No. 2 to Credit Agreement, dated as of May 23, 1997, among Transportation Manufacturing Operations, Inc., the Guarantors named therein, the Lenders named therein, The First National Bank of Chicago, as Swing Line Bank and an Issuing Lender, and as Administrative Agent, and NBD Bank, as Swing Line Bank and an Issuing Lender, and as the resigning Administrative Agent

        4.4 Amendment No. 3 to Credit Agreement, dated as of September 25, 1997, among Transportation Manufacturing Operations, Inc., the Lenders named therein, The First National Bank of Chicago, as Administrative Agent, and The Bank of New York, as Co-Agent

        4.5 Amendment No. 4 to Credit Agreement dated as of June 26, 1998, among Transportation Manufacturing Operations, Inc., the Lenders named therein, The First National Bank of Chicago, as Administrative Agent, and The Bank of New York as Co-Agent

        4.6 Amendment No. 5 to Credit Agreement, dated as of April 19, 1999, among Transportation Manufacturing Operations, Inc., the lenders named therein, and the First National Bank of Chicago, as Administrative Agent for the Lenders.

        4.7 Note Agreement, dated as of November 15, 1994, among Transportation Manufacturing Operations, Inc. and the Purchasers named therein governing the 9.02% Senior Notes due November 15, 2002 (incorporated by reference to Exhibit 3.23 to Dina's Form 20-F for the year ended December 31, 1994)

        4.8 Amendment to Note Agreement, dated as of April 7, 1995, among Transportation Manufacturing Operations, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4.4 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

        4.9 Amendment to Note Agreement, dated as of September 1996, among Transportation Manufacturing Operations, Inc. and the Holders named therein

        4.10 Amendment to Note Agreement, dated as of October 30, 1997, among Transportation Manufacturing Operations, Inc. and the Holders named therein

        4.11 Amendment to Note Agreement, dated as of April 19, 1999, among Transportation Manufacturing Operations, Inc., and the Holders named therein.

        4.12 Intercreditor Agreement, dated as of September 30, 1996, by and among the Lenders under the Credit Agreement dated as of

                September 30, 1996, NBD Bank, and the holders of the 9.02% Senior Notes due 2002 (incorporated by reference to Exhibit 4.6 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)

        4.13 Indenture, dated as of April 30, 1996 between Dina and IBJ Schroder Bank & Trust Company, as Trustee, relating to the 9.02% Senior Notes due November 15, 2002, including the form of Old Note and New Note, filed as Exhibit 2.4 to Dina's Annual Report on Form 20-F for the year ended December 31, 1995 and incorporated by reference herein (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K for the fiscal year ended December 31, 1996)

        4.14 Form of 9.02% Senior Note due 2002 (incorporated by reference to Exhibit 2.4 to Dina's Annual Report on Form 20-F for the year ended December 31, 1995)

        10 Employment Agreement, dated as September 30, 1996, between Transportation Manufacturing Operations, Inc., and James P. Bernacchi (incorporated by reference to Exhibit 10.24 to Dina's Registration Statement on Form F-1/S-1, File No. 333-08843)


        12      Computation of ratio of earnings to fixed charges

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

DATE:  April 19, 1999           MCII HOLDINGS (USA), INC. (Registrant)


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

Report of Independent Public Accountants

To the Shareholder of MCII Holdings (USA), Inc.:

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and December 31, 1997, and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 and 15 to the financial statements, the Company and its principal subsidiaries have significant debt obligations, including a US bank credit facility that expires on October 1, 1999. The Company does not expect to generate sufficient cash flow from operations to meet its current debt obligations and provide for growth in working capital. While the Company plans to refinance all of its existing material debt obligations prior to maturity, no binding agreement currently exists to undertake the refinancing. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management plans with regard to this matter are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Arthur Andersen LLP

     Chicago, IL
     April 20, 1999

Report of  Independent Accountants

To the Stockholder of MCII Holdings (USA), Inc.:

In our opinion, the accompanying consolidated statements of income, changes in stockholder's equity and cash flows (as restated for acquisition of affiliate, see Note 6) for the year ended December 31, 1996 present fairly, in all material respects, the results of operations and cash flows of MCII Holdings
(USA), Inc. and its subsidiaries (the Company) for the year ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the company for any period subsequent to December 31, 1996.



PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 1997 (except with respect to the matter in Note 6, as to which the date is March 23, 1998).

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                        STATEMENTS OF CONSOLIDATED INCOME


                                                                                          Year Ended December 31,
                                                                             --------------------------------------------------
(000 omitted)                                                                   1998               1997               1996
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
         Sales                                                                  $925,945           $735,210           $658,823
         Finance income                                                            5,838              4,573              8,261
                                                                             ------------      -------------       ------------
                                                                                 931,783            739,783            667,084
                                                                             ------------      -------------       ------------

Operating costs and expenses:
         Cost of sales (exclusive of items shown separately below)               728,395            546,607            506,199
         Depreciation and amortization                                            24,819             22,035             17,618
         Interest expense, finance operations                                      2,765              2,394              3,605
         Research and development expenses                                         9,641              6,655              7,346
         New product start-up costs                                                1,521              7,333                  -
         Business insurance recoveries                                            (8,462)              (500)                 -
         Provision for relocation of Corporate office                                  -                886              3,000
         Selling, general and administrative expenses                             91,233             75,920             69,483
                                                                             ------------      -------------       ------------
                                                                                 849,912            661,330            607,251
                                                                             ------------      -------------       ------------

Operating Income                                                                  81,871             78,453             59,833
                                                                             ------------      -------------       ------------


Other income and (expense):
         Interest (expense) - net                                                (19,980)           (21,859)           (16,029)
         Other income                                                               (502)             2,920              2,197
         Gain (loss) on equity investments                                         5,000                  -             (1,200)
         Foreign currency translation gain (loss)                                  3,482                (85)             1,347
                                                                             ------------      -------------       ------------
                                                                                 (12,000)           (19,024)           (13,685)
                                                                             ------------      -------------       ------------

Income before income taxes                                                        69,871             59,429             46,148

Income taxes                                                                      31,283             21,268             18,474
                                                                             ------------      -------------       ------------

Income from Continuing Operations                                                 38,588             38,161             27,674

Discontinued operations:
         (Loss) on disposal of transit manufacturing, net of
              tax benefit of $3,130                                                    -                  -             (5,000)
                                                                             ------------      -------------       ------------

Income before extraordinary item                                                  38,588             38,161             22,674

Extraordinary (charge) for early retirement of debt, net
     of tax benefit of $550                                                            -                  -               (851)
                                                                             ------------      -------------       ------------

Net Income                                                                      $ 38,588           $ 38,161           $ 21,823
                                                                             ============      =============       ============

        The accompanying notes are an integral part of these statements

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                           CONSOLIDATED BALANCE SHEET


                                                                            December 31,            December 31,
(000 omitted)                                                                   1998                    1997
Except per share info
-----------------------------------------------------------------------------------------------------------------

                 ASSETS
Current Assets:
              Cash and cash equivalents                                        $ 24,103                 $ 13,997
              Receivables, less allowance of $10,316 and $3,244                 122,508                   88,543
              Receivables from affiliates (Note 3)                                    -                   16,293
              Current portion of notes receivable                                10,548                    6,625
              Inventories                                                       226,272                  257,795
              Deferred income taxes                                              21,488                   14,430
              Other current assets                                                6,089                    7,591
                                                                            ------------            -------------
                          Total Current Assets                                  411,008                  405,274
Property, plant, and equipment, net                                             104,530                  106,845
Notes receivable                                                                 35,400                   42,465
Investments in affiliates                                                        23,116                   15,253
Intangible assets                                                               215,589                  227,367
Other assets                                                                     16,511                   23,469
                                                                            ------------            -------------

                          Total Assets                                         $806,154                 $820,673
                                                                            ============            =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:

              Accounts payable                                                 $ 82,420                 $ 67,580
              Accrued compensation and other benefits                            13,343                   12,380
              Accrued warranties                                                 13,960                   10,020
              Accrued income taxes                                               32,390                    7,251
              Self insurance reserves                                             6,365                    5,610
              Net liabilities of discontinued operations                          4,416                    2,229
              Other current liabilities                                          31,132                   25,111
              Current portion of long-term debt                                 192,742                   44,418
                                                                            ------------            -------------
                          Total Current Liabilities                             376,768                  174,599
Long-term debt                                                                  281,723                  268,833
Pensions and other benefits                                                      15,787                   14,037
Other deferred items and self insurance reserves                                 19,059                   24,370
Deferred income taxes                                                             6,522                    6,916
                                                                            ------------            -------------
                          Total Liabilities                                     699,859                  488,755
                                                                            ------------            -------------

Commitments and contingent liabilities

Stockholder's Equity:
              Common stock, $.01 par value, 1,000 shares authorized,
                   issued, and outstanding and additional capital               159,500                  411,524
              Accumulated deficit                                               (23,945)                 (58,590)
              Accumulated other Comprehensive Income                            (29,260)                 (21,016)

                                                                            ------------            -------------
                          Total Stockholder's Equity                            106,295                  331,918
                                                                            ------------            -------------

                          Total Liabilities and Stockholder's Equity           $806,154                 $820,673
                                                                            ============            =============

        The accompanying notes are an integral part of these statements

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                          Accumulated Other
                                                                                         Comprehensive Income
                                                                                        ----------------------
                                                      Common Stock                      Unfunded   Cumulative          Total
                                       Comprehensive  and Additional    Accumulated     Pension    Translation       Stockholder's
(000 omitted)                             Income         Capital      Earnings/(Deficit)  Loss      Adjustment          Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                $ 419,176         $(76,126)      $    -     $ (14,572)         $ 328,478
Comprehensive income -- 1996:
  Net income -- 1996                     $ 21,823                           21,823                                        21,823
  Other comprehensive income:
    Unfunded pension loss                    (423)                                         (423)                            (423)
    Unrealized translation loss            (1,061)                                                     (1,061)            (1,061)
                                         --------
Comprehensive income                     $ 20,339
                                         --------
Capital contribution                                        1,342                                                          1,342
Return of capital to parent company                       (13,030)                                                       (13,030)
Dividends on common stock                                                  (30,000)                                      (30,000)
                                                        ---------         --------       ------     ---------          ---------

BALANCE, DECEMBER 31, 1996                                407,488          (84,303)        (423)      (15,633)           307,129
Comprehensive income -- 1997:
  Net income -- 1997                     $ 38,161                           38,161                                        38,161
  Other comprehensive income:
    Unfunded pension loss                    (154)                                         (154)                            (154)
    Unrealized translation loss            (4,806)                                                     (4,806)            (4,806)
                                         --------
Comprehensive income                     $ 33,201
                                         --------
Dividends on common stock                                                  (12,448)                                      (12,448)
Capital contribution                                        4,036                                                          4,036
                                                        ---------         --------       ------     ---------          ---------

BALANCE, DECEMBER 31, 1997                                411,524          (58,590)        (577)      (20,439)           331,918
Comprehensive income -- 1998:
  Net income -- 1998                     $ 38,588                           38,588                                        38,588
  Other comprehensive income:
    Unfunded pension loss                      61                                            61                               61
    Unrealized translation loss           (10,161)                                                    (10,161)           (10,161)
                                         --------
Comprehensive income                     $ 28,488                                                                              -
                                         --------
Recognition of contingent
  obligation (Note 2)                                    (209,419)                                                      (209,419)
Net Receivable from Affliate (Note 3)                     (38,278)                                                       (38,278)
Adjustment (Note 5)                                        (4,327)            (443)                     1,856             (2,914)
Dividends on common stock                                                   (3,500)                                       (3,500)
                                                        ---------         --------     ----------   ---------          ---------

BALANCE, DECEMBER 31, 1998                              $ 159,500         $(23,945)      $ (516)    $ (28,744)         $ 106,295
                                                        ========================================================================


        The accompanying notes are an integral part of these statements

                            MCII HOLDINGS (USA), INC.
       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                        Year Ended December 31,
                                                                      ------------------------------------------------------------
(000 omitted)                                                             1998                    1997                    1996
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
    Net Income                                                           $ 38,588                $ 38,161                $ 21,823
    Adjustments to reconcile net income to net cash
      provided (used) by operations:
                Depreciation and amortization                              24,819                  22,035                  17,618
                Deferred income taxes                                      (5,222)                  1,373                  (4,812)
                Discontinued operations                                         -                       -                   5,000
                Extraordinary items                                             -                       -                     851
                Provision for relocating corporate office                       -                     886                   3,000
                Gain on sale of property and notes receivable              (1,188)                    (92)                 (1,664)
                (Gain)/loss on equity investment                           (5,000)                      -                   1,200
                Other noncash items, net                                    8,609                   2,378                   5,403
                Change in operating assets and liabilities                 14,930                (117,326)                 (4,099)
                                                                      ------------            ------------            ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           75,536                 (52,585)                 44,320
                                                                      ------------            ------------            ------------

Cash Flows Provided (Used) By Investing Activities:
    Capital expenditures                                                  (13,478)                (32,096)                (25,609)
    Investments in assets held for lease                                   (4,279)                (56,375)                (54,538)
    Proceeds from sale of property and assets held for lease                1,247                  57,372                  50,880
    Notes receivable from customers                                       (59,644)                (49,580)                (40,344)
    Collections of notes receivable                                        57,656                  15,696                  18,844
    Proceeds from sale of notes receivable                                  2,750                  17,381                  24,934
    Purchase of, investment in, businesses                                 (7,860)                      -                 (12,200)
    Investment in affiliates                                                5,000                 (25,708)                      -
    Proceeds from sale of business                                              -                       -                   1,295
    Discontinued operations, net changes                                    2,187                   2,140                   6,400
                                                                      ------------            ------------            ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (16,421)                (71,170)                (30,338)
                                                                      ------------            ------------            ------------

Cash Flows Provided (Used) By Financing Activities:
    Additional long-term borrowings                                             -                       -                  68,000
    Payment of long-term borrowings                                       (37,573)                   (149)                (68,148)
    Net change in bank credit facilities                                   (7,936)                136,910                  (7,000)
    Termination of interest rate swap position                                  -                       -                   4,733
    Payment of debt issuance costs                                              -                       -                  (3,330)
    Extraordinary charge for early retirement of debt                           -                       -                    (851)
    Increasing (decreasing) capital                                             -                   4,036                   1,342
    Dividends paid to parent company                                       (3,500)                (12,448)                (30,000)
                                                                      ------------            ------------            ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (49,009)                128,349                 (35,254)
                                                                      ------------            ------------            ------------

NET INCREASE (DECREASE) IN CASH                                            10,106                   4,594                 (21,272)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             13,997                   9,403                  30,675
                                                                      ------------            ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 24,103                $ 13,997                 $ 9,403
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

         In January 1997, the Company acquired from Dina 99.99% of the shares of Autobuses. This event represented a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interest basis, with the accompanying financial statements and related footnotes restated for all periods presented, see Note 6.


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

         The assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the years 1998, 1997, and 1996. Resulting translation adjustments are reflected as other comprehensive income. This same approach has been applied to the Company's Mexican operations for the year 1996. However, the application of Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" requires that the Mexican economy be judged a highly inflationary economy for 1998 and 1997 and that the Company's Mexican operations be remeasured as if the U.S. dollar was the functional currency during 1998 and 1997. This treatment caused a resulting translation gain for the 1998 period of $3,482,000 and a translation loss for the 1997 period of $85,000 to be included in the income statement rather than as other comprehensive income.

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

         Under Mexican Labor Law, Companies are liable for severance payments for all indemnities and seniority premiums to employees terminated under certain circumstances. Additionally, there is a liability for voluntary retirements as agreed in the union contract and a pension plan for the personnel. Indemnity payments are expensed as incurred. The liability for seniority premiums, pensions and severance payments is recorded as incurred, based on actuarial computations determined by using the projected unit credit method.

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


REVENUE RECOGNITION

         Sales are generally recognized on shipment of product to customers. Price allowances are recorded at the time of sale. An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivable portfolio. Allowances for losses on receivables are charged to expense as appropriate. In 1997, the Company delivered coaches with related revenues of $6,918,000 and earnings before taxes of $1,187,000 that were omitted from revenues and income because they involved guaranteed residual values of approximately $3,700,000. In accordance with the Emerging Issues Task Force Issue ("EITF") 95-1, these coaches are being accounted for on a lease basis and will be recognized in revenues and income over periods ranging from 2 to 15 years. During 1998, the Company did not enter into any transactions that require deferral under EITF 95-1.

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

2.       FINANCIAL RESTRUCTURING

         On June 3, 1996, the Company became contingently liable for payments of principal and interest on the Senior Secured Discount Notes due 2002 ("Discount Notes") of Dina, the parent company. It was intended that all payments with respect to the Discount Notes would be paid by Dina, and that payments would be made by the Company only in the event of the inability of the parent company to service the debt. Effective December 31,1998 the Company recognized its liability for interest and principal payments with regard to this debt obligation due to substantial doubt about the parent company's ability to service the debt. Consequently, the Company recorded $206,499,680 of accrued additional debt as more fully described in Note 15, $2,919,000 of accrued interest payable, and adjusted stockholder's equity accordingly.

         As of December 31,1998, Transportation Manufacturing Operations, Inc. ("TMO") a principal subsidiary of the Company, had a $170 million US revolving credit agreement (" the Senior Credit Facility") with a nine-bank syndicate to finance working capital and other general corporate needs, as more fully described in Note 15. This credit facility expires on October 1, 1999, and the lenders have indicated that they are not willing to extend the maturity of this agreement. In addition, during 1998, the Company was required to reduce existing long-term debt obligations by $50 million, consisting of a $25 million principal payment on TMO's Senior Term Notes due 2002, a $12 million reduction in it's Canadian bank credit facility, and a $13 million principal payment on the Pre-Export Notes due 1999 (see Note 15).

         As a result of the debt reductions during 1998 and the additional debt obligations and working capital requirements for 1999, the Company does not expect to generate sufficient cash flow from operations to fund both short term requirements and meet the required expiration of the Senior Credit Facility.

         On March 18,1999, the Company engaged CIBC Oppenheimer Corp. and its affiliates ("CIBC Oppenheimer") to act as the Company's lead bank agent, financial advisor, initial purchaser, placement agent and underwriter to undertake a financial restructuring of the debt obligations of the Company and its parent company.

         On April 19, 1999, TMO executed an agreement with CIBC Oppenhiemer for the issuance of $40 million of Senior Subordinated Increasing Rate Notes ("the IRNs"), due December 31, 1999, (subject to extension to March 31,2000). This bridge financing will be used by TMO to meet short-term working capital requirements while the financial restructuring process is underway. The IRNs will mature on December 31, 1999, (with an option to extend the maturity to March 31, 2000) and will bear an increasing rate of interest, commencing with a rate that will be the greater of i) LIBOR plus 6.50% or ii) 11.625%, and increasing by 25 basis points (0.25%) every 30 days that the IRNs are outstanding to a maximum rate of 18%. As a condition of the consent of the existing lenders, interest above 15.0% must be paid in kind. The IRNs will rank senior to all existing subordinated debt and subordinated to all existing senior debt of TMO. The agreement provides TMO with an option to redeem the IRNs, in whole, but not in part, at any time prior to maturity at fixed redemption prices. TMO must also redeem the IRNs at a fixed redemption price upon a change in control of TMO or any of its parent companies. TMO has the option to extend the maturity date of the IRNs to March 31, 2000, at the maximum interest rate of 18.0% (with interest above 15.0% paid in kind). However, as additional consideration for the extension, the company will be required to issue to the existing noteholders, an additional $4 million aggregate principal amount of IRNs (the "Extension IRNs). The IRNs are subject to certain affirmative and negative covenants customary for this type of financing, and are guaranteed by TMO's material domestic subsidiaries.

         On April 19, 1999, TMO and its principal subsidiaries obtained the necessary consent and related amendments required from the existing lenders to permit the bridge financing and remain in compliance with certain financial covenants. In consideration for the consent of the existing lenders, TMO agreed to certain changes in the terms of the existing debt agreements, as further described in Note 15.

         In addition to the bridge financing, the Company, in association with CIBC Oppenheimer, has developed a financial restructuring plan to refinance all of the material debt obligations of the parent, the Company and their respective subsidiaries. The new financing is expected to result in gross proceeds to the Company of approximately $715 million. The proceeds of the new financing are expected to be used by the Company to refinance certain indebtedness of the parent, the Company and their respective subsidiaries including, but not limited to, the IRNs, the US and Canadian revolving credit facilities, the 9.02% Senior Term Notes due 2002, and the Senior Secured Discount Notes due 2002. The Company expects to complete the new financing and the refinancing prior to the October 1, 1999 maturity of the existing Senior Credit Facilities. In the event that the financial restructuring is not completed by September 30, 1999, and TMO has not been able to obtain sufficient funding to retire the IRN's, the US Bank credit facility and the Term Notes due 2002, TMO will be in default of each of these credit agreements. This in turn would trigger cross default covenants in substantially all of the Company's other debt agreements and provide the holders of its debt with the right to accelerate payments of all amounts outstanding. The existence of acceleration rights would also require the Company to classify all long-term indebtedness as current. In light of these potentially adverse consequences to the Company's financial position, management is diligently pursuing the consummation of the financial restructuring.

         While there is no assurance that the financial restructuring plan will be completed successfully at this time, the Company is continuing to work with CIBC Oppenheimer to execute this plan. In the event that the financial restructuring cannot be completed prior to the October 1, 1999 maturity, the Company is also exploring alternatives to generate additional cash flow including, but not limited to, selling substantial Company assets and seeking strategic equity investors.

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

4.       BUSINESS INTERRUPTION INSURANCE RECOVERIES

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

5.       EQUITY CONSOLIDATION ADJUSTMENT

         During the year, the company made a $2,914,000 Stockholder's Equity adjustment that corrected an immaterial prior period accounting error occurring in a consolidation adjustment of a subsidiary company.

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

         The summarized balance sheet of the discontinued transit bus manufacturing segment at December 31 was as follows:

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)
         Assets:
              Notes receivable                                                  $ 1,496                   $ 3,953
              Other current assets                                                   79                        82
              Deferred taxes and other assets                                     2,063                     2,314
                                                                                -------                   -------
                                                                                  3,638                     6,349
                                                                                -------                   -------
         Liabilities:
              Other current liabilities                                           7,150                     7,582
              Other liabilities                                                     904                       996
                                                                                -------                   -------
                                                                                  8,054                     8,578
                                                                                -------                   -------

         Net Liabilities                                                        $ 4,416                   $ 2,229
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

10.      ACQUISITION

         In October 1996, the Company purchased certain assets of The Flxible Corporation ("Flxible") that were being sold through bankruptcy proceedings. Flxible was a manufacturer of transit buses and a distributor of related replacement parts. The purpose of the purchase was to utilize the assets to become the OEM parts distributor for the existing fleet of Flxible transit buses. The transaction was accounted for as a purchase of assets. The total purchase price was $ 12,200,000.

11.      CASH FLOW EFFECT OF CHANGES IN OPERATING ASSETS AND LIABILITIES

         Change in operating assets and liabilities consisted of:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Decrease (Increase) in operating assets:
              Receivables                                          $ (44,663)          $  (25,839)           $ (21,894)
              Inventories                                             27,856              (69,006)              (4,414)
              Other operating assets                                   9,101               (2,854)               3,525
                                                                   ---------           ----------            ---------
                                                                      (7,706)             (97,699)             (22,783)
                                                                   ---------           ----------            ---------
         Increase (Decrease) in operating liabilities:
              Accounts payable                                        14,349               26,525               12,724
              Accrued income taxes                                    25,315                2,916               (4,549)
              Other operating liabilities                            (17,028)             (49,068)              10,509
                                                                   ---------           ----------            ---------
                                                                      22,636              (19,627)              18,684
                                                                   ---------           ----------            ---------

         Net Cash Flow Effect                                      $  14,930           $ (117,326)           $ (4,099)
                                                                   =========           ==========            =========

12.      INVENTORIES

         Inventories at December 31 consisted of the following:

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)

         Raw materials                                                         $  38,506                 $  48,938
         Work in process                                                          42,515                    61,230
         Finished goods                                                          171,661                   170,879
                                                                                --------                  --------
                                                                                 252,682                   281,047
         Excess quantity and obsolescence reserve                                (26,410)                  (23,252)
                                                                                --------                  --------
                                                                               $ 226,272                 $ 257,795
                                                                               =========                 =========

13.      PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at December 31 consisted of the following:

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                                          (000 OMITTED)

         Land                                                                  $   5,183                 $   5,309
         Buildings and leasehold improvements                                     45,831                    43,261
         Assets held for lease                                                    31,132                    28,386
         Machinery and equipment                                                  62,395                    58,218
                                                                                --------                  --------
                                                                                 144,541                   135,174
         Less accumulated depreciation and amortization                          (40,011)                  (28,329)
                                                                                --------                  --------

                                                                               $ 104,530                 $ 106,845
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

         The Company has $125,000,000 of term notes payable which are due in annual installments of $25,000,000 beginning in November 1998 and extending through November 2002. Interest on the notes is at a fixed rate of 9.02%. However, the Company entered into an interest rate swap agreement in November 1994, which effectively changed the interest rate on the notes to LIBOR plus 1.14%. The Company terminated $62,500,00 of the swap in 1995 and the remainder of the swap in 1996 in exchange for an aggregate cash consideration of $9,683,000 which is being amortized as a reduction of interest expense over the remaining life of the notes. As a result, the effective interest rate on the $125,000,000 borrowing is at a fixed rate of 7.3% for 1997 and 1998. For the future years, 1999-2002, the estimated effective interest rate ranges from 7.5% to 7.99%. As a result of amendments to the term notes payable agreement, effective April 15, 1999, interest on the Notes will become payable monthly. Additionally, these amendments, contain changes to certain financial covenants for which the Company would be in violation had they not been changed. The amendment also added a covenant that causes the Company to be in default if the refinancing (as defined) is not consummated by September 30, 1999.

         In September 1996, The National Bank Foreign Trade S.N.C. ("Bancomext") provided a $20,000,000 credit facility to Autobuses for the purpose of financing export sales. This agreement terminated on March 29, 1998. A new one year agreement, effective May 25, 1998, was entered into which provides a $30,000,000 credit facility at the Mexican Interbank rate.

         As discussed in Note 2, The Company became contingently liable for payments of interest and principal on the Senior Secured Discount Notes due 2002. The Company's obligation under the Discount Notes is secured by a pledge of the common stock of its wholly owned subsidiary, MCII. The Discount Notes bear interest at an annual rate of 12% through maturity on a zero coupon basis through November 15, 1998 and, thereafter payable in cash. If, however, the Discount Notes do not achieve minimum debt ratings by November 15, 1999, the interest rate increases to 15% from such date through maturity. No interest expense was recorded during 1998 in regards to these notes.

         The Company's long-term debt agreements include various restrictive covenants, including financial covenants; the most restrictive of which is negative covenants regarding transactions with affiliates and current ratio test. The Company is in compliance with these covenants, or has received waivers and amendments for any violations. At December 31, 1998, $17,791,000 of stockholders' equity was available for the payment of dividends by TMO.

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

         The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying value of the Notes Receivable approximates fair value because a significant portion of the notes receivable are variable rate notes rather than fixed rate notes. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 were as follows:

                                                                      1998                              1997
                                                                      ----                              ----
                                                          CARRYING           FAIR            CARRYING           FAIR
                                                           AMOUNT            VALUE            AMOUNT            VALUE
                                                            -----            -----            ------            -----
                                                                                  (000 OMITTED)
         Debt                                             (474,465)        (445,284)         (313,251)        (317,054)
         Foreign exchange forward contracts                  -                -                 -                 (306)


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
                                                                    ========             ========             ========


         A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes is set forth below:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)
         Computed income tax provision at
              Statutory rate of 35%                                 $ 24,455             $ 20,800             $ 16,152
         State income taxes                                            1,923                1,057                  942
         Canadian tax differences                                      2,601                1,126                1,258
         Mexican tax differences                                         690               (3,970)              (1,772)
         Foreign dividend received                                         -                1,160                    -
         Intangible amortization                                       1,778                1,425                1,367
         Other, net                                                     (164)                (330)                 527
                                                                    --------             --------             --------

         Total income tax expense                                   $ 31,283             $ 21,268             $ 18,474
                                                                    ========             ========             ========

         Deferred income tax assets and liabilities included in the Consolidated Balance Sheet at December 31 consisted of the following:

                                                                         1998                      1997
                                                                         ----                      ----
                                                                                  (000 OMITTED)
         Deferred tax assets:
              Property , plant, and equipment                            $ 6,767                   $ 8,315
              Pension and other benefits                                   7,650                     6,228
              Allowances and reserves for losses                          21,500                    13,920
              Net operating loss carryforward                             15,040                    15,554
              Alternative minimum tax carryforward                         7,901                     8,065
              Deferred state income taxes                                  1,876                     1,431
              Inventories                                                  4,062                       929
              Other                                                        4,938                     3,295
                                                                         -------                   -------
         Total gross deferred tax assets                                  69,734                    57,737
               Valuation allowance                                       (37,711)                  (33,707)
                                                                         -------                   -------
         Total gross deferred tax assets                                  32,023                    24,030
                                                                         -------                   -------

         Deferred tax liabilities:
              Property , plant, and equipment                             (6,996)                   (8,615)
              Intangibles                                                 (5,964)                   (4,608)
              Installment sales                                             (309)                     (489)
              Other                                                       (3,788)                   (2,804)
                                                                         -------                   -------
         Total gross deferred tax liabilities                            (17,057)                  (16,516)
                                                                         -------                   -------
         Net deferred tax asset                                         $ 14,966                   $ 7,514
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

         The Company has not provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries. The undistributed earnings are intended to be reinvested indefinitely and were approximately $81,000,000. If these earnings were distributed, foreign withholding taxes would be imposed; however, foreign tax credits would become available to substantially reduce any resulting U.S.
income tax liability.

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

         The components of net periodic pension costs are summarized in the following table:

                                                           UNITED STATES                              CANADA
                                                           -------------                              ------
                                                    1998        1997        1996             1998       1997       1996
                                                    ----        ----        ----             ----       ----       ----
                                                                              (000 OMITTED)

    Service cost benefits earned
         During the period                        $ 1,214     $ 1,028     $   996         $   485     $   475    $   452
    Interest cost on projected
         Benefit obligation                         1,494       1,262       1,072             427         435        415
    Expected return on plan assets                 (1,289)     (1,154)     (1,002)           (621)       (597)      (559)
    Amortization of prior service cost                510         510         512               3           4          3
    Amortization of transition obligation              (9)         (9)         (9)             (2)         (2)        (2)
    Recognized net actuarial (gain)/loss              100          26          30               -          17          2
    FAS 88 settlement                                   -           -        (165)              -           -          -
                                                  -------     -------     -------         -------     -------    -------

    Net pension cost                              $ 2,020     $ 1,663     $ 1,434         $   292     $   332    $   311
                                                  =======     =======     =======         =======     =======    =======

         The following tables summarize pension benefit obligations, plan assets and funded status as of December 31:

    CHANGE IN PENSION BENEFIT                               UNITED STATES                             CANADA
                                                            -------------                             ------
    OBLIGATION:                                     1998        1997        1996             1998       1997       1996
                                                    ----        ----        ----             ----       ----       ----
                                                                               (000 OMITTED)

    Benefit obligation as of January 1              $ 19,559    $ 15,943    $ 12,329       $ 6,407    $ 6,361    $ 5,607
    Service cost                                       1,214       1,028         996           485        475        452
    Interest cost                                      1,494       1,262       1,072           427        435        415
    Plan participants' contributions                       -           -           -             -          -          -
    Amendments                                             -           -           -             -          -          -
    Actuarial (gain)/loss                              1,933       1,646       1,959           495         35        478
    Benefits paid                                       (360)       (320)       (413)         (280)      (623)      (563)
    Foreign currency rate change                           -           -           -          (453)      (276)       (28)
                                                    --------    --------    --------       -------     ------    -------

    Benefit obligation as of December 31            $ 23,840    $ 19,559    $ 15,943       $ 7,081    $ 6,407    $ 6,361
                                                    ========    ========    ========       =======    =======    =======

    CHANGE IN PLAN ASSETS:                                  UNITED STATES                             CANADA
                                                            -------------                             ------
                                                     1998       1997        1996             1998       1997       1996
                                                     ----       ----        ----             ----       ----       ----
                                                                               (000 OMITTED)

    Fair value of plan assets at
    beginning of year                                $ 15,412    $ 12,863    $ 11,790      $ 7,205    $  6,713    $ 5,835
    Actual return on plan assets                        3,938       2,820       1,416          831         969      1,060
    Employer contribution                                 241          49          70          510         451        411
    Plan participants' contributions                        -           -           -            -           -          -
    Benefits paid                                        (360)       (320)       (413)        (280)       (623)      (563)
    Foreign currency rate change                            -           -           -         (503)       (305)       (30)
                                                     --------    --------    --------      -------     -------    -------

    Fair value of plan assets at end of year         $ 19,231    $ 15,412    $ 12,863      $ 7,763     $ 7,205    $ 6,713
                                                     ========    ========    ========      =======     =======    =======


    FUNDED STATUS:                                          UNITED STATES                             CANADA
                                                            -------------                             ------
                                                    1998        1997        1996             1998       1997       1996
                                                    ----        ----        ----             ----       ----       ----
                                                                               (000 OMITTED)

    Funded status at end of year                   $ (4,609)   $ (4,147)   $ (3,220)           $ 682      $ 798      $ 352
    Unrecognized transition obligation                  (36)        (45)        (54)               9          8          7
    Unrecognized net actuarial (gain)/loss             (812)           4        (67)             256        (31)       327
    Unrecognized prior service cost                     691       1,201       1,711               32         38         43
                                                   --------    --------    --------            -----      -----      -----

    Prepaid (accrued) benefit cost                 $ (4,766)   $ (2,987)   $(1,630)            $ 979      $ 813      $ 729
                                                   =========    ========   ========            =====      =====      =====

         The Company has one pension plan for which the employer must recognize an additional minimum liability in accordance with the provisions of paragraph 36 of Statement 87.

    AMOUNTS RECOGNIZED IN THE                               UNITED STATES                             CANADA
    STATEMENT OF FINANCIAL POSITION                         -------------                             ------
    CONSIST OF:                                     1998        1997        1996             1998       1997       1996
                                                    ----        ----        ----             ----       ----       ----
                                                                               (000 OMITTED)

         Prepaid benefit cost                      $     38    $      9    $      -             N/A        N/A        N/A
         Accrued benefit liability                   (6,290)     (5,044)     (3,997)            N/A        N/A        N/A
         Intangible asset                               691       1,203       1,716             N/A        N/A        N/A
         Accumulated other comprehensive
              income (pretax)                           794         845         651             N/A        N/A        N/A
                                                   --------    --------    --------             ---        ---        ---

    Net amount recognized                          $ (4,767)   $ (2,987)   $ (1,630)            N/A        N/A        N/A
                                                   =========   =========   =========            ===        ===        ===

         Weighted average assumptions used were:

                                                            UNITED STATES                              CANADA
                                                            -------------                              ------
                                                      1998       1997       1996            1998        1997       1996
                                                      ----       ----       ----            ----        ----       ----
         Discount rate for obligation                 6.8%       7.0%       7.5%            6.8%        7.0%       7.5%
         Rate of increase in compensation             4.0%       4.0%       5.0%            4.0%        4.0%       4.5%
         Long-term rate of return on assets           9.5%       9.5%       9.5%            9.5%        9.5%       9.5%


         The Company also has defined contribution plans for certain employees. Company contributions in the years ended December 31, 1998, 1997 and 1996 were $1,307,000, $623,000, and $783,000 in the U.S. and $1,147,000, $950,000 and
$846,000 in Canada, respectively.



19.      MEXICAN EMPLOYEE BENEFITS


         Net periodic pension cost for the three years ended December 31 included the following components:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Service cost benefits earned
              During the period                                     $   57                 $ 96                $ 123
         Interest cost on projected
              Benefit obligation                                       456                  574                  474
         Expected return on plan assets                               (666)                (808)                (644)
         Net amortization and deferral                                 (51)                 (66)                   1
                                                                    ------               ------                -----

         Net pension cost                                           $ (204)              $ (204)               $ (46)
                                                                    =======              =======               ------


         The following tables summarize pension benefit obligations, plan assets and funded status as of December 31:


         CHANGE IN PENSION BENEFIT                                   1998                  1997                 1996
         OBLIGATION:                                                 ----                  ----                 ----
                                                                                      (000 OMITTED)

         Benefit obligation as of January 1                         $ 2,845               $ 2,264              $ 1,809
         Service cost                                                    57                    96                  123
         Interest cost                                                  456                   574                  474
         Plan participants' contributions                                 -                     -
         Amendments                                                       -                     -
         Actuarial (gain)/loss                                         (612)                    -                  (94)
         Benefits paid                                                  (17)                  (22)
         Foreign currency rate change                                  (517)                  (67)                 (47)
                                                                    -------               -------                -----

         Benefit obligation as of December 31                       $ 2,212               $ 2,845              $ 2,265
                                                                    =======               =======              -------

         CHANGE IN PLAN ASSETS:                                      1998                  1997                 1996
                                                                     ----                  ----                 ----
                                                                                      (000 OMITTED)

         Fair value of plan assets at
         Beginning of year                                          $ 3,700               $ 3,001              $ 1,878
         Actuarial (gain)/loss in rate                                 (668)                    -                  551
         Actual return on plan assets                                   666                   809                  644
         Employer contribution                                            -                     -
         Plan participants' contributions                                 -                     -
         Benefits paid                                                  (17)                  (22)
         Foreign currency rate change                                  (682)                  (88)                 (72)
                                                                    -------               -------              -------

         Fair value of plan assets at end of year                   $ 2,999               $ 3,700              $ 3,001
                                                                    =======               =======              -------


         Funded status:                                               1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Funded status at end of year                                 $ 787                $  855               $   85
         Unrecognized transition obligation                               -                     -
         Unrecognized net actuarial (gain)/loss                        (802)               (1,041)                 203
         Unrecognized prior service cost                                 52                     -                 (635)
                                                                      -----                ------               ------

         Prepaid (accrued) benefit cost                               $  37                $ (186)              $ (347)

         Weighted average assumptions used were:

                                                                  1998              1997             1996
                                                                  ----              ----             ----
         Discount rate for obligation                            24.0%             25.4%             24.0%
         Rate of increase in compensation                        18.6%             20.0%             21.0%
         Long-term rate of return on assets                      25.7%             27.2%             32.0%

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

23.      COMMITMENTS AND CONTINGENCIES

         As a part of the Company's marketing strategy for the 1997 introduction of the new EL model intercity coach, the "Renaissance", it has entered into trade-in agreements, in 1996, whereby certain customers may trade-in, at predetermined values, their recently purchased D or DL model coaches when purchasing a new EL model. Under the terms of the agreements, the Company has committed to trade-in values ranging from 73% to 82% of the original invoice price for a 36-month-old coach; such trade-in values being estimated by management to approximate fair market value for such coaches at the time of the trade-in. At December 31, 1998 the Company's commitment under this program was $14,525,000. The Company has reserved $600,000 for the estimated net cost to the Company.

         During 1996, the Company completed a research and development project in connection with the development of the E coach, which had been undertaken, with the cooperation of the Government of Canada and the Province of Manitoba. Agreements entered into between the parties for this project provided for payment of matching contributions and specified that the contributions may be repayable if, during the first five years following project completion, the ratio of Canadian employees to total employees of the Company falls below 40%. As of December 31, 1998, the total amount of such contributions was $6,891,000 and the Company had met the employee ratio commitment ($1,479,000 was recorded as income in the 1996 Statement of Consolidated Income).


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

25.      RELATED PARTY TRANSACTIONS

         Related party transactions for the years ended December 31 were as follows:

                                                                               1998                 1997                 1996
                                                                               ----                 ----                 ----
                                                                                                (000 OMITTED)

         Purchases from affiliated companies:
            Goods                                                            $  3,253             $ 15,044              $ 4,815
            Services                                                            7,150               21,587                8,229
            Allocated interest expense                                          3,234                6,978                3,172
                                                                              -------             --------             --------
                                                                             $ 13,637             $ 43,609             $ 16,216
                                                                             ========             ========             ========

         Sales to affiliated companies:
            Goods                                                            $     --             $  2,973               $  968
            Services                                                            2,640                7,384                4,443
            Allocated interest income                                          11,989                8,376                1,720
                                                                              -------             --------             --------
                                                                             $ 14,629             $ 18,733              $ 7,131
                                                                             ========             ========              =======
         Charges for MFS Management Services                                 $    931                  N/A                  N/A
                                                                             ========             ========              =======

         Charges for Dina management services                                 $ 1,000              $ 1,000              $ 1,000
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


26.      BUSINESS SEGMENT AND GEOGRAPHIC DATA

BUSINESS SEGMENT DATA

         The Company has three reporting segments, US and Canadian
Coach and Support, US and Canadian Replacements Parts, and Mexican Operations. The Coach and Support Segment manufactures Motor Coaches and buys and sells used Motor Coaches. The replacement parts segment distributes replacement parts for Motor Coaches, transit buses and school buses. The Mexican segment manufactures Motor Coaches and Motor Coach components, and distributes replacement parts. The reportable segments are managed separately because each business has differing customer or manufacturing requirements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intangible assets are included in each segment's reportable assets, and the corresponding amortization of these intangible assets is included in the determination of a segment's operating profit or loss. The Company evaluates performance based on profit or loss from operations before income taxes, interest, and other non-operating income (expenses).

Data for these three segments of the years ending December 31 are as follows:

                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)
         Revenues:
              United States and Canadian Operations
                  Coach and Support                                 $ 677,661            $ 503,635            $ 499,611
                  Replacement Parts                                   172,815              190,178              161,682
              Mexican Operations                                       81,307               45,970                5,791
                                                                    ---------            ---------            ---------
                                                                    $ 931,783            $ 739,783            $ 667,084
                                                                    =========            =========            =========
         Operating income:
              United States and Canadian Operations
                  Coach and Support                                 $  70,114             $ 46,785             $ 39,865
                  Replacement Parts                                    21,497               15,754               14,788
              Mexican Operations                                       (9,740)              15,914                5,180
                                                                    ---------             --------             --------
                                                                    $  81,871             $ 78,453             $ 59,833
                                                                    =========             ========             ========
         Depreciation and amortization:
              United States and Canadian Operations
                  Coach and Support                                 $ 15,037             $ 13,944             $ 12,644
                  Replacement Parts                                    4,021                4,739                4,014
              Mexican Operations                                       5,761                3,352                  960
                                                                    --------             --------             --------
                                                                    $ 24,819             $ 22,035             $ 17,618
                                                                    ========             ========             ========
         Capital expenditures:
              United States and Canadian Operations
                  Coach and Support                                 $  8,384             $ 12,361             $ 11,749
                  Replacement Parts                                    2,832                1,423                1,229
              Mexican Operations                                       2,262               18,312               12,631
                                                                    --------             --------             --------
                                                                    $ 13,478             $ 32,096             $ 25,609
                                                                    ========             ========             ========
         Assets:
              United States and Canadian Operations

                  Coach and Support                                 $560,978            $522,817
                  Replacement Parts                                  174,455             178,788
              Mexican Operations                                    $ 70,721            $119,068
                                                                    --------            --------
                                                                    $806,154            $820,673
                                                                    ========            ========


There are no material intersegment transactions.

         Major customers are generally defined as those which individually account for more that 10% of the Company's revenue. For the years ended 1998, 1997, and 1996, Greyhound Lines, Inc. ("GLI"), accounted for 8.0%, 9.5%, and 11.1%, respectively, of the Company's consolidated revenues. In January 1998, GLI and MCII signed a 10-year long-term supply agreement until the year 2007. For the years-ended 1998, 1997 and 1996, sales to Coach USA, Inc. accounted for 8.0%, 7.6% and 0.9%, respectively, of the Company's consolidated revenues. Effective June 9th, 1997, CUI and MCII signed an agreement pursuant to which CUI agreed that MCII would be the primary supplier of CUI's annual new coach requirements through 1999.

         The company also has a long-term agreement to purchase Coach part "kits" from Marcopolo for its Viaggio coaches manufactured in Mexico. The agreement requires the company to pay a royalty fee based on the value of certain "kit" parts and components purchased from suppliers other than Marcopolo. The royalty fee ranges from 2.7% to 3.5% of the "kit" value. Royalty fees paid in 1998 and 1997 were $291,000 and $1,114,000 respectively.

GEOGRAPHICAL DATA


                                                                      1998                 1997                 1996
                                                                      ----                 ----                 ----
                                                                                       (000 OMITTED)

         Revenues:
              United States                                         $ 770,351            $ 610,915            $ 579,136
              Canada                                                   80,125               82,898               82,157
              Mexico                                                   81,307               45,970                5,791
                                                                    ---------            ---------            ---------
                                                                    $ 931,783            $ 739,783            $ 667,084
                                                                    =========            =========            =========

         Long-Lived Assets:
              United States                                         $ 229,758            $ 222,501
              Canada                                                  101,669              110,965
              Mexico                                                   28,319               39,468
                                                                    ---------            ---------
                                                                    $ 359,746            $ 372,934
                                                                    =========            =========

                                  EXHIBIT INDEX



     EXHIBIT NO.             DESCRIPTION
    ------------             -----------

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

        4.2 Amendment No. 1 dated December 17, 1996 to $125,000,000 Credit Agreement dated as of September 30, 1996.

        4.3**   $125,000,000 9.02% Senior Notes Due November 15, 2002 Note
                Agreement, as amended by letter agreement, dated April 1995.

        4.4* Form of Amendment to $125,000,000 9.02% Senior Notes Due November 15, 2002 Note Agreement as executed by the requisite holders of the Notes.

        4.5 Intercreditor Agreement, dated as of September 30, 1996, by and among the Lenders under the $125,000,000 Credit Agreement dated as of September 30, 1996, NBD Bank, and the holders of the 9.02% Senior Notes due 2002 issued by Transportation Manufacturing Operations, Inc.

        4.6 Indenture, dated as of April 30, 1996, between Grupo Dina and IBJ Schroder Bank & Trust Company, as Trustee, relating to the Notes, including the form of Old Note and New Note, filed as
                Exhibit 2.4 to Grupo Dina's Annual Report on Form 20-F for the year ended December 31, 1995.

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