Form 10-Q
period 1999-03-31
MCII HOLDINGS USA INC
filed 1999-05-17
CIK 1019534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 1999

                          Commission File No. 333-08871

                            MCII HOLDINGS (USA), INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  86-0830781
 (State or other jurisdiction of                  (I.R.S. Employer
 (incorporation or organization)                  Identification No.)

                 10 East Golf Road, Des Plaines, Illinois 60016
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (847) 299-9900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of April 30, 1999.

                            REDUCED DISCLOSURE FORMAT

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                      INDEX

                            MCII HOLDINGS (USA), INC.

                                                                                        PAGE
         PART I.                    FINANCIAL INFORMATION

         Item 1.                    Financial Statements                                 1

         Item 2.                    Management's Narrative Analysis
                                    of the Results of Operations                        11

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MCII HOLDINGS (USA), INC.

      (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                   UNAUDITED STATEMENT OF CONSOLIDATED INCOME

                                                                           Three Months Ended March 31,
                                                                           -----------------------------
(000 omitted)                                                                  1999             1998
---------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                                                    $ 242,440        $ 222,327
     Finance income                                                                 708            1,225
                                                                           -------------    -------------
                                                                                243,148          223,552
                                                                           -------------    -------------

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)                  185,266          174,289
     Interest expense, finance operations                                           690              677
     Depreciation and amortization                                                6,453            5,813
     Research and development expenses                                            3,314            1,863
     Selling, general and administrative expenses                                25,010           17,639
                                                                           -------------    -------------
                                                                                220,733          200,281
                                                                           -------------    -------------

Operating Income                                                                 22,415           23,271
                                                                           -------------    -------------


Other income and (expense):
     Interest (expense)                                                         (12,346)          (4,692)
     Foreign currency translation gain (loss)                                    (1,691)           1,782
     Other income                                                                (1,839)             376
                                                                           -------------    -------------
                                                                                (15,876)          (2,534)
                                                                           -------------    -------------

Income before income taxes                                                        6,539           20,737

Income taxes                                                                      8,605            7,765
                                                                           -------------    -------------

Net Income (Loss)                                                              $ (2,066)        $ 12,972
                                                                           -------------    -------------
                                                                           -------------    -------------


              The accompanying footnotes are an integral part of the statements.

                            MCII HOLDINGS (USA), INC.

       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                           CONSOLIDATED BALANCE SHEET

                                                                           March 31,       December 31,
(000 omitted)                                                                 1999             1998
--------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                               ASSETS

Current Assets:
     Cash and cash equivalents                                               $  32,924        $  24,103
     Trade and other accounts receivable                                       151,345          122,508
     Current portion of notes receivable                                        11,428           10,548
     Inventories                                                               231,615          226,272
     Deferred income taxes                                                      19,684           21,488
     Other current assets                                                        6,595            6,089
                                                                          -------------    -------------
          Total Current Assets                                                 453,591          411,008
Property, plant, and equipment                                                  93,904          104,530
Notes receivable                                                                29,627           35,400
Investments in affiliates                                                       23,238           23,116
Intangible assets                                                              215,023          215,589
Other assets                                                                    19,306           16,511
                                                                          -------------    -------------

          Total Assets                                                       $ 834,689        $ 806,154
                                                                          -------------    -------------
                                                                          -------------    -------------

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                                        $  92,648        $  82,420
     Accrued compensation and other benefits                                    12,586           13,343
     Accrued warranties                                                         13,094           13,960
     Accrued income taxes                                                       29,353           32,390
     Self insurance reserves                                                     6,240            6,365
     Net liabilities of discontinued operations                                  5,082            4,416
     Other current liabilities                                                  49,841           31,132
     Current portion of long-term debt                                         195,796          192,742
                                                                          -------------    -------------
          Total Current Liabilities                                            404,640          376,768
Long-term debt                                                                 281,723          281,723
Pensions and other benefits                                                     19,900           15,787
Other deferred items and self insurance reserves                                18,564           19,059
Deferred income taxes                                                            6,677            6,522
                                                                          -------------    -------------

          Total Liabilities                                                    731,504          699,859
                                                                          -------------    -------------

Commitments and contingent liabilities

Stockholder's Equity:
     Common stock and additional capital                                       160,031          159,500
     Accumulated deficit                                                       (26,011)         (23,945)
     Accumulated other comprehensive income                                    (30,835)         (29,260)
                                                                          -------------    -------------

          Total Stockholder's Equity                                           103,185          106,295
                                                                          -------------    -------------

          Total Liabilities and Stockholder's Equity                         $ 834,689        $ 806,154
                                                                          -------------    -------------
                                                                          -------------    -------------

              The accompanying footnotes are an integral part of the statements.

                            MCII HOLDINGS (USA), INC.

    (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                 UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                           Three Months Ended March 31,
                                                                           ------------------------------
(000 omitted)                                                                  1999             1998
---------------------------------------------------------------------------------------------------------
Cash Flows Provided (Used) By Operating Activities:
     Net Income                                                                $ (2,066)        $ 12,972
     Adjustments to reconcile net income to net cash
       provided (used) by operations:
          Depreciation and amortization                                           6,453            5,813
          Deferred income taxes                                                   1,078            5,192
          Gain on sale of property and notes receivable                             423               (3)
          Other noncash items, net                                                5,690              991
          Change in operating assets and liabilities, net                        (9,585)           5,542
                                                                           -------------    -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  1,993           30,507
                                                                           -------------    -------------

Cash Flows Provided (Used) By Investing Activities:
     Capital expenditures                                                        (3,229)          (6,506)
     Proceeds from sale of property and investments                               8,677              603
     Investment in notes receivable                                              (7,674)         (15,119)
     Collections of notes receivable                                              1,058           14,594
     Proceeds from sale of notes receivable                                       8,749                -
     Discontinued operations, net changes                                           666            1,289
                                                                           -------------    -------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  8,247           (5,139)
                                                                           -------------    -------------

Cash Flows Provided (Used) By Financing Activities:
     Net change in long-term borrowings                                           1,581           20,157
     Related party receivables/payables                                               -          (33,545)
     Dividends paid to parent company                                            (3,000)               -
                                                                           -------------    -------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 (1,419)         (13,388)
                                                                           -------------    -------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                              -             (331)
                                                                           -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                   8,821           11,649

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   24,103           13,997
                                                                           -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 32,924         $ 25,646
                                                                           -------------    -------------
                                                                           -------------    -------------


              The accompanying footnotes are an integral part of the statements.

                            MCII HOLDINGS (USA), INC.

       (A WHOLLY OWNED SUBSIDIARY OF CONSORCIO G GRUPO DINA, S.A. DE C.V.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Unaudited Interim Financial Statements

This report updates MCII Holdings (USA), Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, in accordance with the instructions to Form 10-Q. It is presumed that the reader has read the Annual Report on Form 10-K.

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

Note 2 - Principles of Consolidation and Presentation

The Company is a wholly owned subsidiary of Consorcio G Grupo Dina, S.A. de C.V. ("Dina"), a Mexican Corporation. These unaudited financial statements present the accounts of MCII Holdings (USA), Inc. and its subsidiaries (the "Company" or "MCII Holdings"). The Company's principal operating subsidiaries are Motor Coach Industries International, Inc. ("MCII"), Transportation Manufacturing Operations, Inc. ("TMO"), Motor Coach Industries, Inc. ("MCI-U.S.), Motor Coach Industries Limited ("MCI-Canada"), Hausman Bus Sales, Inc. ("HBSI"), Universal Coach Parts, Inc. ("UCP"), Dina Autobuses S.A. de C.V. ("Autobuses"), and Mexicana de Manufacturas, S.A. de C.V. ("Mexicana").

All significant intercompany balances and transactions have been eliminated on consolidation. Prior period amounts include all reclassifications necessary to conform to current presentations.

Note 3 - Financial Restructuring

     As of December 31, 1998, Transportation Manufacturing Operations, Inc. ("TMO") a principal subsidiary of the Company, had a $170 million US revolving credit agreement ("the Senior Credit Facility") with a nine-bank syndicate to finance working capital and other general corporate needs. This credit facility expires on October 1, 1999, and the lenders have indicated that they are not willing to extend the maturity of this agreement. In addition, during 1998, the Company was required to reduce existing long-term debt obligations by $50 million, consisting of a $25 million principal payment on TMO's Senior Term Notes due 2002, a $12 million reduction in its Canadian bank credit facility, and a $13 million principal payment on the Pre-Export Notes due 1999.

     As a result of the debt reductions during 1998 and the additional debt obligations and working capital requirements for 1999, the Company does not expect to generate sufficient cash flow from operations to fund both short term requirements and meet the required expiration of the Senior Credit Facility.

     On March 18, 1999, the Company engaged CIBC Oppenheimer Corp. and its affiliates ("CIBC Oppenheimer") to act as the Company's lead bank agent, financial advisor, initial purchaser, placement agent, and underwriter to undertake a financial restructuring of the debt obligations of the Company and its parent company.

     On April 19, 1999, TMO executed an agreement with CIBC Oppenhiemer for the issuance of $40 million of Senior Subordinated Increasing Rate Notes ("IRNs"), due December 31, 1999, (subject to extension to March 31, 2000). This bridge financing will be used by TMO to meet short-term working capital requirements while the financial restructuring process is underway.

     In addition to the bridge financing, the Company, in association with CIBC Oppenheimer, has developed a financial restructuring plan to refinance all of the material debt obligations of the parent, the Company, and their respective subsidiaries.

     On May 14, 1999, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina") commenced a tender offer and consent solicitation relating to all of approximately $206,500,000 aggregate principal amount of outstanding Senior Secured Discount Notes due 2002 (the "Discount Notes") issued by Grupo Dina and the Company. Grupo Dina also is commencing a tender offer and consent solicitation relating to all of the $35,000,000 aggregate principal amount of outstanding Senior Secured Guaranteed Notes due 2000 (the "Guaranteed Notes") issued by its wholly-owned subsidiary, Dina Trucks (USA), L.L.C., and guaranteed by Grupo Dina and Dina Camiones, S.A. de C.V.

     Grupo Dina and MCII Holdings have deferred making its required interest payment of $12,390,000 on May 15, 1999 on the Discount Notes. Although this is a technical default of the Discount Notes, they have 30 days to cure this default.

     In connection with the tender offers, Grupo Dina is soliciting consents to (a) defer payment of interest on the Discount Notes until the earlier of July 15, 1999 or settlement of the tender offer and (b) adopt amendments to the indentures under which the Discount Notes and Guaranteed Notes were issued to eliminate substantially all restrictive covenants and certain event of default provisions.

     The consideration for each Discount Note and Guaranteed Note tendered and accepted for payment will be (a) $980 per $1,000 of Notes, plus (b) a consent payment of $20 per $1,000 of Notes, plus (c) accrued interest through the settlement date. The consent payment will be paid only for tendered Notes for which consents have been validly delivered and not revoked prior to May 26, 1999, unless extended. The tender offers will terminate on June 14, 1999, unless extended.

     The tender offers are part of the overall plan to recapitalize and restructure substantially all of the indebtedness of Grupo Dina and its subsidiaries through a series of dependent transactions, including
(a) an approximate $150 million investment by Joseph Littlejohn & Levy,
Fund III in the Company, or in one or more of the Company's subsidiaries or affiliates, in exchange for an equity interest in excess of 50% in such entity, (b) the Company's Transportation Manufacturing Operations, Inc. ("TMO") subsidiary entering into a new senior credit facility in an approximate amount of $300 million and (c) TMO issuing approximately
$200 million of senior subordinated notes. In addition to the debt repurchased pursuant to the tender offers, TMO would repay substantially all of its outstanding indebtedness including, but not limited to, the IRN's, the existing US and Canadian revolving credit facilities and the 9.02% Senior Term Notes due 2002. Finally, it is contemplated that the Company would transfer its Dina Autobuses, S.A. de C.V. subsidiary to TMO. Each of the foregoing transactions is conditioned upon the closing of the others and numerous other conditions precedent, including satisfactory completion of applicable due diligence investigations. The Company expects to complete the new financing and refinancing prior to the October 1, 1999 maturity of the existing senior credit facilities.

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

Note 4 - Senior Secured Discount Notes due 2002

     Effective December 31, 1998, the Company recognized its liability for principal and interest payments with respect to this debt obligation due to substantial doubt about the parent company's ability to service the debt. Consequently, the Company recorded debt of $206,500,000 and accrued interest payable of $2,919,000 as of December 31, 1998 and adjusted stockholder's equity accordingly.

     At March 31, 1999, the Company recorded additional interest expense of $6,373,000 in respect to this debt. This interest expense does not qualify for any tax benefit and the net income effect was an expense of $6,373,000.

Note 5 - Debt

          Debt consisted of the following:

                                                                     March 31,       December 31,
                                                                       1999              1998
                                                                       ----              ----
                                                                            (000 omitted)
             United States bank credit facility                      $ 153,000         $ 137,000
             Canadian bank credit facility                                -                -
             Bancomext export loan facility                             16,303             8,594
             Pre-export notes, due 1999                                   -               22,000
             9.02% Senior Notes, due 2002                              100,000           100,000
             Senior Secured Discount Notes, due 2002                   206,500           206,500
             Notes payable                                               1,716               371
                                                                     ----------       -----------
                                                                       477,519           474,465
             Less current portion                                     (195,796)         (192,742)
                                                                    ----------       -----------
                                                                     $ 281,723         $ 281,723
                                                                    ----------       -----------
                                                                    ----------       -----------

     On April 19, 1999, TMO executed an agreement with CIBC Oppenheimer for the issuance of $40 million of IRNs, due December 31, 1999, (subject to extension to March 31, 2000). The IRNs will bear an increasing rate of interest, commencing with a rate that will be the greater of I) LIBOR plus 6.50% or ii) 11.625%, and increasing by 25 basis points (0.25%) every 30 days that the IRNs are outstanding to a maximum rate of 18%. As a condition of the consent of the existing lenders, interest above 15% must be paid in kind. The IRNs will rank senior to all existing subordinated debt and rank subordinate to all existing senior debt of TMO. The agreement provides TMO with the option to redeem the IRNs, in whole, but not in part, at any time prior to maturity at fixed redemption prices. TMO must also redeem the IRNs at a fixed redemption price upon a change in control of TMO or any of its parent companies. TMO has the option to extend the maturity date of the IRNs to March 31, 2000, at the maximum interest rate of 18% (with interest above 15% paid in kind). However, as additional consideration for the extension, TMO would be required to issue to the existing noteholders, an additional $4 million aggregate principal amount of IRNs ("Extension IRNs"). The IRNs are subject to certain affirmative and negative covenants customary for this type of financing, and are guaranteed by TMO's material domestic subsidiaries.

     On April 19, 1999, TMO and its principal subsidiaries obtained the necessary consent and related amendments required from the existing lenders to permit the bridge financing and remain in compliance with certain financial covenants. As consideration for the consent of the existing lenders, TMO agreed to certain changes in the terms of the existing debt agreements.

     In the event that the financial restructuring is not completed by September 30, 1999, and TMO has not been able to obtain sufficient funding to retire the IRN's, the United States bank credit facility, and the 9.02% Senior Notes due 2002, TMO will be in default of each of these credit agreements. This in turn would trigger cross default covenants in substantially all of the Company's other debt agreements and provide the holders of its debt with the right to accelerate payments of all amounts outstanding. The existence of acceleration rights would also require the Company to classify all long-term indebtedness as current. In light of these potentially adverse consequences to the Company's financial position, management is diligently pursuing the consummation of the financial restructuring.

Note 6 - Revenues, Gross Profit and Operating Income, Supplementary Information

                                                              Three Months
                                                                 Ended
                                                               March 31,
                                                               ---------
                                                                  1999              1998
                                                                  ----              ----
Units:

   United States and Canadian Operations
      New Coach Sales                                             438               421
      Viaggio - Registered Trademark- 1000(1)                      22                20
      Used Coach Sales                                            264               150
   Mexican Operations
      Mexican intercity coach sales                                 6(2)             65
      Used Coach Sales                                             70                 -
      Urban Buses                                                    -               209

Revenues from External Customers (000's omitted):
   United States and Canadian Operations
      Coach and Support                                         $176,611          $156,369
      Replacement Parts                                           42,942            43,305
                                                                --------          --------
                                                                 219,553           199,674
   Mexican Operations                                             23,595            23,878
                                                                --------          --------
                                                                $243,148          $223,552
                                                                --------          --------
                                                                --------          --------

Intersegment Revenues (000's omitted):
   United States and Canadian Operations                        $    214          $    536
   Mexican Operations (3)                                         20,240             6,262
                                                                --------          --------
                                                                $ 20,454          $  6,798
                                                                --------          --------
                                                                --------          --------

Operating Income (000's omitted):
   United States and Canadian Operations
      Coach and Support                                          $19,662           $18,475
      Replacement Parts                                            5,361             5,629
                                                                 -------           -------
                                                                  25,023            24,104
   Mexican Operations                                             (2,608)             (833)
                                                                --------           -------
                                                                 $22,415           $23,271
                                                                --------          --------
                                                                --------          --------
                                                               March 31,        December 31,
                                                                  1999              1998
                                                                  ----              ----

Total Assets (000's omitted):
   United States and Canadian Operations
      Coach and Support                                         $579,163          $560,978
      Replacement Parts                                          181,100           174,455
                                                                --------          --------
                                                                 760,263           735,433
   Mexican Operations                                             74,426            70,721
                                                                --------          --------
                                                                $834,689          $806,154
                                                                --------          --------
                                                                --------          --------


-------------------------------

(1) Represents sales of Viaggio -Registered Trademark- 1000 coaches, manufactured by Autobuses and sold by the Company's wholly owned subsidiary, HBSI, to the Company's customers in the U.S. and Canadian markets.
(2) Excludes 41 brokered units.
(3) These figures primarily represent sales of Viaggio -Registered Trademark-1000 coaches to the U.S.

Note 7 - Comprehensive Income

     For the quarters ended March 31, 1999 and 1998, the Company's comprehensive income included net income, foreign currency translation losses, and minimum pension liability adjustments. The foreign currency translation losses totaled $1,575,000 and $331,000 for the quarters ended March 31, 1999 and 1998, respectively. The minimum pension liability losses totaled $0 and $126,000 for the quarters ended March 31, 1999 and 1998, respectively. Therefore, total comprehensive income/(loss) was ($3,641,000) for the quarter ended March 31, 1999, compared with $12,515,000 for the same quarter of 1998.

Note 8 - Inventories

         Inventories consisted of the following:


                                                                      March 31,       December 31,
                                                                        1999              1998
                                                                        ----              ----
                                                                            (000 omitted)

             Raw material                                              $ 40,821         $ 38,506
             Work in process                                             39,742           42,515
             Finished goods                                             174,743          171,661
                                                                    -----------      -----------
                                                                        255,306          252,682
             Inventory reserves                                         (23,691)         (26,410)
                                                                    -----------      -----------
                                                                      $ 231,615        $ 226,272
                                                                    -----------      -----------
                                                                    -----------      -----------


Note 9 - Cash Flow Effect of Change in Operating Assets and Liabilities

         Change in operating assets and liabilities consisted of:

                                                                        Three Months Ended
                                                                        ------------------
                                                                    March 31,        March 31,
                                                                      1999              1998
                                                                      ----              ----
                                                                           (000 omitted)
           Decrease (Increase) in Operating Assets:
             Receivables                                           $  (31,619)       $ (19,883)
             Inventories                                                5,395            6,508
             Other operating assets                                     2,324              (50)
                                                                   ----------        ---------
                                                                      (23,900)         (13,425)

           Increase (Decrease) in Operating Liabilities:
             Accounts payable                                             824           12,271
             Accrued income taxes                                       3,215              533
             Other operating liabilities                               10,276            6,163
                                                                   ----------        ---------
                                                                       14,315           18,967
                                                                   ----------        ---------
           Net Cash Flow Effect                                       $(9,585)          $ 5,542
                                                                   ----------        ---------
                                                                   ----------        ---------


Note 10 - Related Party Transactions

     Related party transactions for the three months ended were as follows:



                                                  1999          1998
                                                  ----          ----
                                                    (000 omitted)
     Purchases from affiliated companies:
       Goods                                     $  936        $2,852
       Services                                   2,763         4,487
                                                 ------        ------
                                                 $3,699        $7,339
                                                 ------        ------
                                                 ------        ------

     Sales to affiliated companies:
       Goods                                     $  753        $1,391
       Services                                       -         2,052
                                                 ------        ------
                                                 $  753        $3,443
                                                 ------        ------
                                                 ------        ------

     Charges for Dina management services        $  250        $  250
                                                 ------        ------
                                                 ------        ------

Note 11 - Commitments and Contingent Liabilities

     The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income related to transactions with a U.S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return. A notice of objection has been filed by the Company for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $23,000,000 plus interest of approximately $49,000,000 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada as these years are still open for U.S. federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability was $72,000,000, then approximately $47,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

Note 12 - Subsequent Events

     On April 28, 1999, the Company's Universal Coach Parts subsidiary sold and leased back its primary parts distribution facility. Additionally, it entered into an agreement with the same party to build a new parts distribution facility.

     The Company has also entered into an agreement whereby the Company will sell Mexicana to a Mexican subsidiary of the parent company as of April 1, 1999.

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

COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998

     GENERAL. Revenues for the quarter ended March 31, 1999 were $243.1 million, an increase of 9% from $223.6 million in 1998. Increased revenues were due to higher coach sales in the United States and Canada.

     The overall gross profit (excluding depreciation and amortization) for the first quarter of 1999 as a percentage of sales increased to 23.5%, compared with 21.7% for the first quarter of 1998. Improvements were recorded in all business areas.

     Operating income was $22.4 million in the first quarter of 1999 compared with $23.3 million in 1998. The decrease was primarily attributable to losses of $2.6 million in Mexican operations in 1999, compared with losses of $0.8 million in 1998.

     Net loss was $2.1 million in 1999, compared with net income of $13.0 million in the first quarter of 1998. This was essentially due to Mexican losses of $6.1 million in 1999, compared with income of $1.5 million in 1998 and $6.4 million in additional interest expense (after taxes) attributable to the Company's liability for debt principal and interest payments of the parent company. The Company recognized this liability at the end of 1998 due to substantial doubt about the parent company's ability to service the debt.

     UNITED STATES AND CANADIAN OPERATIONS. United States and Canadian Operations reported revenues for the first quarter of 1999 of $219.6 million, an increase of 10% over $199.7 million in the first quarter of 1998. Coach revenues increased 13% to $176.6 million. New coach sales were 438 units in the first quarter of 1999, compared with 421 units in the first quarter of 1998 and excluding sales of Mexican manufactured Viaggios which were 22 units in 1999 and 20 units in 1998. Used coach sales were 264 units in the first quarter of 1999, compared with 150 units in the first quarter of 1998. Customer demand continued to be strong and used coach sales benefited from a first-ever three-day inventory clearance sale, held to coincide with the opening of the Company's new service center in Dallas. Replacement parts' revenues decreased 1% to $42.9 million. Demand for replacement parts typically runs in a counter cyclical manner to sales of new units.

     Gross profit margin for the first quarter of 1999 increased to 23.4%, compared with 22.1% in the same quarter of the prior year. Coach profit margins were 23.6% in the 1999 quarter, compared with 22.1% in the same quarter last year. Coach benefited considerably from a significant reduction in manhours per coach produced on the E model coach, which was still in the start-up phase in 1998. Gross profit margin on used coaches declined to 23.1% in the first quarter of 1999, compared with 33.3% in 1998. Used coach margins have been under pressure as trade-ins on new coaches have increased and some traditional used coach buyers have moved to new coaches. Replacement parts profit margins were 22.9% in the 1999 quarter, compared with 22.0% in the same quarter last year.

     Operating income was $25.0 million for the first quarter of 1999, compared with $24.1 million in the first quarter of 1998. The improved first quarter results were due to increased new coach sales volume and better control of costs, largely offset by reduced used coach earnings, by higher research and development expenses and by higher selling, general, and administrative expenses.

     Order backlog for the United States and Canada as of March 31, 1999 was 552 units, compared with 575 units at March 31, 1998.

     MEXICAN OPERATIONS. Mexican Operations reported revenues in the first quarter of 1999 of $23.6 million, a decrease of $0.3 million, or 1%, from $23.9 million in the same quarter of the prior year. This was caused by a decrease in sales in the domestic Mexican market where intercity coach sales were only 6 units in the first quarter of 1999, compared with 65 units in 1998. Sales in 1999 included 70 units delivered at the end of their operating leases with revenues of $6.1 million, compared with first quarter of 1998 which included 209 units of minimally profitable Citus transit buses with revenues of $6.0 million.

     Gross profit margin for the first quarter of 1999 increased to 24.5%, compared with 18.8% in the first quarter of 1998. The increase was due to an improved mix of products

     There was an operating loss of $2.6 million for the first quarter of 1999, compared with operating loss of $0.8 million in the first quarter of 1998. The current year quarter was adversely affected by start-up losses at Mexicana ($1.5 million) and higher selling, general, and administrative expenses at Autobuses.

     At March 31, 1999, Autobuses' backlog of intercity coaches was 365, of which 227 were for the domestic Mexican market and 138 were for the export market. At March 31, 1998, Autobuses' backlog of intercity coaches was 642, of which 412 were for the domestic Mexican market and 230 were for the export market.

     INTEREST EXPENSE. In the first quarter of 1999, net interest expense was $12.3 million, compared with $4.7 million in 1998. The increase was substantially due to $6.4 million in additional interest expense (with no related taxes benefits) attributable to the Company's liability for debt principal and interest payments of the parent company. The Company recognized this liability at the end of 1998 due to substantial doubt about the parent company's ability to service the debt.

     OTHER INCOME. Other income in the first quarter of 1999 was an expense of $4.2 million, compared with an income $2.2 million in the first quarter of 1998. Net foreign exchange losses were $1.7 million in 1999, compared with gains of $1.8 million in 1998. In addition, Autobuses paid a tax penalty ($1.3 million) in respect to recovery of a research trust fund.

     INCOME TAXES. The Company's effective income tax rates in the first quarter of 1999 and 1998 were 131.6% and 33.4% respectively. The Company experiences a generally high effective tax rate due to the amortization expense of nondeductible goodwill; however, the rate was unusually high in the first quarter of 1999 due to the lack of tax benefits on $6.4 million of additional interest expense and Mexican losses.

     LIQUIDITY. As of December 31, 1998, Transportation Manufacturing Operations, Inc. ("TMO") a principal subsidiary of the Company, had a $170 million US revolving credit agreement ("the Senior Credit Facility") with a nine-bank syndicate to finance working capital and other general corporate needs. This credit facility expires on October 1, 1999, and the lenders have indicated that they are not willing to extend the maturity of this agreement. In addition, during 1998, the Company was required to reduce existing long-term debt obligations by $50 million, consisting of a $25 million principal payment on TMO's Senior Term Notes due 2002, a $12 million reduction in its Canadian bank credit facility, and a $13 million principal payment on the Pre-Export Notes due 1999.

     As a result of the debt reductions during 1998 and the additional debt obligations and working capital requirements for 1999, the Company does not expect to generate sufficient cash flow from operations to fund both short term requirements and meet the required expiration of the Senior Credit Facility.

     On March 18, 1999, the Company engaged CIBC Oppenheimer Corp. and its affiliates ("CIBC Oppenheimer") to act as the Company's lead bank agent, financial advisor, initial purchaser, placement agent, and underwriter to undertake a financial restructuring of the debt obligations of the Company and its parent company.

     On April 19, 1999, TMO executed an agreement with CIBC Oppenhiemer for the issuance of $40 million of Senior Subordinated Increasing Rate Notes ("IRNs"), due December 31, 1999, (subject to extension to March 31, 2000). This bridge financing will be used by TMO to meet short-term working capital requirements while the financial restructuring process is underway.

     In addition to the bridge financing, the Company, in association with CIBC Oppenheimer, has developed a financial restructuring plan to refinance all of the material debt obligations of the parent, the Company, and their respective subsidiaries.

     On May 14, 1999, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina") commenced a tender offer and consent solicitation relating to all of approximately $206,500,000 aggregate principal amount of outstanding Senior Secured Discount Notes due 2002 (the "Discount Notes") issued by Grupo Dina. Grupo Dina commenced on May 14, 1999 the company a tender offer and consent solicitation relating to all of the $35,000,000 aggregate principal amount of outstanding Senior Secured Guaranteed Notes due 2000 (the "Guaranteed Notes") issued by its wholly-owned subsidiary, Dina Trucks (USA), L.L.C., and guaranteed by Grupo Dina and Dina Camiones, S.A. de C.V.

     Grupo Dina and MCII Holdings have deferred making its required interest payment of $12,300,000 on May 15, 1999 on the Discount Notes. Although this is a technical default of the Discount Notes, they have 30 days to cure this default.

     In connection with the tender offers, Grupo Dina is soliciting consents to (a) defer payment of interest on the Discount Notes until the earlier of July 15, 1999, or settlement of the tender offer and (b) adopt amendments to the indentures under which the Discount Notes and Guaranteed Notes were issued to eliminate substantially all restrictive covenants and certain event of default provisions.

     The consideration for each Discount Note and Guaranteed Note tendered and accepted for payment will be (a) $980 per $1,000 of Notes, plus (b) a consent payment of $20 per $1,000 of Notes, plus (c) accrued interest through the settlement date. The consent payment will be paid only for tendered Notes for which consents have been validly delivered and not revoked prior to May 26, 1999, unless extended. The tender offers will terminate on June 14, 1999, unless extended.

     The tender offers are part of the overall plan to recapitalize and restructure substantially all of the indebtedness of Grupo Dina and its subsidiaries through a series of dependent transactions, including
(a) an approximate $150 million investment by Joseph Littlejohn & Levy,
Fund III in the Company, or in one or more of the Company's subsidiaries or affiliates, in exchange for an equity interest in excess of 50% in such entity, (b) the Company's Transportation Manufacturing Operations, Inc. ("TMO") subsidiary entering into a new senior credit facility in an approximate amount of $300 million and (c) TMO issuing approximately
$200 million of senior subordinated notes. In addition to the debt repurchased pursuant to the tender offers, TMO would repay substantially all of its outstanding indebtedness including, but not limited to, the IRN's, the existing US and Canadian revolving credit facilities and the 9.02% Senior Term Notes due 2002. Finally, it is contemplated that the Company would transfer its Dina Autobuses, S.A. de C.V. subsidiary to TMO. Each of the foregoing transactions is conditioned upon the closing of the others and numerous other conditions precedent, including satisfactory completion of applicable due diligence investigations. The Company expects to complete the new financing and refinancing prior to the October 1, 1999, maturity of the existing senior credit facilities.

     While there is no assurance that the financial restructuring plan will be completed successfully at this time, the Company is continuing to work with CIBC Oppenheimer to execute this plan. In the event that the financial restructuring cannot be completed prior to the October 1, 1999, maturity, the Company is also exploring alternatives to generate additional cash flow including, but not limited to, selling substantial Company assets and seeking strategic equity investors.

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

                                   MCII HOLDINGS (USA), INC.
                                   (Registrant)

May 14, 1999                       By /s/ MICHAEL GRAHAM
                                      -------------------------
                                      Michael Graham
                                      Chief Accounting Officer